Form 10-Q
period 2011-09-30
SW China Imports, Inc.
filed 2011-10-31
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-173873

                   SW China Imports, Inc.

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-0704149 (I.R.S. Employer Identification Number)

    15800 Crabbs Branch Way, Ste. 310, Rockville, MD  20855

 (Address of principal executive offices)

            Tel: (240) 477-7738, Fax: (240) 715-9116

 (Registrant’s telephone number, including area code)

                                                                   N/A

 (Former name, former address and former fiscal year, if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐                                                                                                        Accelerated Filer    ☐

Non-Accelerated Filer   ☐  (Do not check if a smaller reporting company)            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒      No ☐

The number of shares outstanding of the Registrant's common stock, $0.0001 par value, as of October 19, 2011, was 110,000,000.

TABLE OF CONTENTS

 Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Registrant to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  The Registrant’s plans and objectives are based, in part, on assumptions involving it continuing as a going concern and executing on its stated business plan and objectives.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant.  Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

As used in this Quarterly Report, the terms "we", "us", "our", "SW China", “Registrant”, and “Issuer” mean SW China Imports, Inc. unless the context clearly requires otherwise.

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	9/30/11 (unaudited)	3/15/11 (audited)
Current assets:
Cash	$73	$-
	73	-

Total assets:	$73	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Note payable to stockholder	$35,650	$1,000
	35,650	1,000

Total liabilities	$35,650	$1,000

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 110,000,000 and 110,000,000 shares issued and outstanding, respectively	11,000	11,000
Additional paid-in capital	89,731	89,000
(Deficit) accumulated during the development stage	(136,308)	(101,000)

Total stockholders’ (deficit)	$(35,577)	$(1,000)

Total liabilities and stockholders’ (deficit)	$73	$-

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended 9/30/11	For the period from February 23, 2011 (inception) to 9/30/11	For the period from February 23, 2011 (inception) to 9/30/11

Revenues, net	$-	$-	$-

Cost of revenues	-	-	-

Gross profit	-	-	-

Expenses:
General and administrative	77	77	77
Consulting fees	32,500	132,500	132,500
Accounting fees	1,000	3,000	3,000
Total expenses	33,577	135,577	135,577

(Loss) from operations	(33,577)	(135,577)	(135,577)

Other income (expense):
Interest expense	(731)	(731)	(731)
Total other income (expense)	(731)	(731)	(731)

Provision for income taxes	-	-	-

Net (loss)	$(33,577)	$(136,308)	$(136,308)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	110,000,000	110,000,000

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from February 23, 2011 (inception) to September 30, 2011

(unaudited)

Description	Common Stock		Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount

Balance, February 23, 2011 (inception)	-	$-	$-	$-	$-

Issuance of common shares to directors (founder’s shares)	100,000,000	10,000	(10,000)	-	-

Issuance of common shares to consultants	10,000,000	1,000	99,000	-	100,000

Imputed interest on related party loan	-	-	731	-	731

Net (loss) for the period	-	-	-	(136,308)	(136,308)

Balance, September 30, 2011	110,000,000	$11,000	$89,731	$(136,308)	$(35,577)

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

(unaudited)

For the period from February 23, 2011 (inception) to 9/30/11

Cash flows from operating activities:
Net (loss)	$(136,308)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Imputed interest on related party loan	731

Common stock issued in connection with services provided by consultants	100,000

Net cash (used in) operating activities	(35,577)

Cash flows from financing activities:
Increase in notes payable to a stockholder	35,650

Net cash provided (used) by financing activities	35,650

Net increase in cash	-

Cash – beginning of period	-

Cash – end of period	$73

Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s shares)	$10,000
$10,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-

Income taxes	$-

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of September 30, 2011, Statements of Operations for the three months ended September 30, 2011 and cumulative from February 23, 2011 (Inception) to September 30, 2011, Statement of Stockholder’s (Deficit) for the cumulative period from February 23, 2011 (Inception) to September 30, 2011, and the Statement of Cash Flows for the cumulative period from February 23, 2011 (Inception) to September 30, 2011, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at September 30, 2011 and its results of operations and its cash flows for the period ended September 30, 2011 and cumulative from February 23, 2011 (Inception) to September 30, 2011.  The results for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011.

Organization

SW China Imports, Inc. (“Company” or “SW China Imports”) is a development stage company with minimal operations.  SW China Imports was incorporated under the laws of the State of Nevada on February 23, 2011.  The Company’s business plan calls for the Company to import high-end handmade lace wigs and hairpieces manufactured in China and South Korea into the United States.  SW China Imports intends to sell these products in bulk to beauty supply stores, hair salons, and independent hair stylists.  SW China Imports also intends to sell its products directly to the retail consumer via the Internet.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period ended September 30, 2011 and for the period February 23, 2011 (inception) to September 30, 2011.

Use of Estimates

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of September 30, 2011, the Company had $73 in cash.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of September 30, 2011 and March 15, 2011, the Company had no investments.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

As of September 30, 2011 and March 15, 2011 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period ended September 30, 2011 and cumulative from February 23, 2011 (inception) to September 30, 2011 the Company had no dilutive financial instruments issued or outstanding.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740, Income Taxes.  Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets.  SW China Imports establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about its ability to realize the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fiscal Year

The Company elected December 31st for its fiscal year end.

NOTE 2 – Development Stage Activities and Going Concern

The Company is in the development stage and has minimal operations, and as such has devoted most of its efforts since its inception to developing its business plan, issuing common stock, attempting to raise capital, establishing its accounting systems and other administrative functions.  The Company plans on importing high-end handmade lace wigs and hairpieces manufactured in China and South Korea into the United States.  After import, the Company intends to sell its products in bulk to beauty supply stores, hair salons, and independent hair stylists.  The Company also intends to sell its products directly to the retail consumer via the Internet.  Additionally, the Company intends to conduct additional capital formation activities through the issuance of its common stock and to achieve these long-term business growth strategies.

While management of the Company believes that SW China Imports will be successful in its planned operating activities under its business plan and capital formation activities, there can be no assurance that it will be able to successfully execute on either of these or that it will be able to generate adequate revenues to earn a profit or sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of September 30, 2011, the Company had a working capital deficiency of $35,577.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

During the period February 23, 2011 (inception) to September 30, 2011 the Company issued an aggregate of 100,000,000 shares to its officers as Founder’s Shares.  The Company issued another 10,000,000 shares to consultants for total consideration of $100,000, or $0.01 per share, based on the value of the services performed.

As of September 30, 2011, the Company had 110,000,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 50,000,000 shares with a par value of $0.0001 per share.

As of September 30, 2011, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Income Taxes

The provision (benefit) for income taxes for the period from February 23, 2011 (inception) to September 30, 2011 was as follows, assuming a 35 percent effective tax rate:

For the period February 23, 2011 (inception) to September 30, 2011
Current tax provision:
Federal
Taxable income	$-

Total current tax provision	$-

Deferred tax provision:
Federal
Loss carryforwards	$1,077
Change in valuation allowance	(1,077)

Total deferred tax provision	$-

As of September 30, 2011, the Company had approximately $3,077 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2030.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from February 23, 2011 (inception) to September 30, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 6 – Related Party Transactions

As of September 30, 2011, the Company operated out of office space that is being provided to us by our treasurer and secretary, Jae Hwang, free of charge.  There is no written agreement or other material terms relating to this arrangement.

For the period February 23, 2011 (inception) to September 30, 2011 the Company’s rent expense was zero.  This is because of the short time period and the minimal level of operating activities that have transpired during this period of time.

As of September 30, 2011, the Company had a note payable to a related party stockholder in the amount of $35,650.  This note is payable on demand and is non-interest bearing.  As of September 30, 2011 this note has accrued $731 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

NOTE 7 – Recent Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date.  Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards.  The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis.  This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard.  This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement.  Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items.  This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition.  The adoption of this amendment did not have a material effect on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements.  This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards.  Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement.  The adoption of this amendment did not have a material effect on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this amendment did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with limited operations and are not currently generating any revenues from our business operations.  Our independent registered public accounting firm has issued a going concern opinion in their audit report dated April 19, 2011, which can be found in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”) on May 3, 2011.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  We need the proceeds from an ongoing offering of our common stock to commence operations, acquire our initial inventory of high-end handmade lace wigs and hairpieces, and proceed with our business plan.  Until these things occur we do not anticipate generating any revenue.  Accordingly, we will need to raise additional cash from sources other than operations.

In addition to our ongoing offering of common stock we presently are exploring other such sources of funding, including raising funds through a second public offering, a private placement of securities, or loans.  If we are unable to raise this additional funding, we will either have to suspend operations until we do raise the cash or cease operations entirely.

The following discussion should be read in conjunction with our Financial Statements and the notes thereto and the other information included in this Quarterly Report as filed with the SEC on Form 10-Q.

Plan of Operations

We plan on importing high-end handmade lace wigs and hairpieces manufactured in China and South Korea into the United States.  We intend to sell our products in bulk to beauty supply stores, hair salons, and independent hair stylists.  We will also offer our products directly to the retail consumer via the Internet.

It is important to note that we are a development stage business with minimal business activity.  As of September 30, 2011 we had not begun importing any lace wigs or hairpieces.  Further, we do not have any formal agreements in place with any beauty supply stores, hair salons or independent hair stylists; our discussions with potential distributors have been limited solely to exploratory talks until we can demonstrate our ability to procure and deliver our products in a timely manner and in sufficient quantities.

Products and Services

Initially we intend to import high-end handmade lace wigs and hairpieces manufactured in China and South Korea into the United States.  These wigs and hairpieces will initially be sold in the greater Washington, D.C. metropolitan area through beauty supply stores, hair salons and independent hair stylists; nationwide will sell them directly to the consumer through our website www.swchinaimports.com, which is currently under development.

We will also be offering free training to our future network of beauty supply stores, hair salons and independent hair stylists.  This training will include general education about lace wigs, how to apply the lace wig on their clients’ head correctly, and how to properly care for the lace wig.  The planned training courses will be offered through interactive on-line classes and prerecorded DVDs.

Lace Wigs and Hairpieces

The lace wigs and hairpieces we will be importing from China and South Korea will primarily be made from human hair and will be fully customizable.  Our customers will be able to choose the style, color, length, size, density and texture of each wig or hairpiece.  The wigs and hairpieces will be made by hand-tying the human hair into a lace sheet in a manner so that when it is properly attached to the customer’s head it will create an invisible hairline.

Future Products

Once we are successful in securing reliable and price competitive sources of high-end handmade wigs and hairpieces and develop a sizeable network of beauty supply stores, hair salons, and independent hair stylists, we intend to expand our product line to include a comprehensive high-end line of hair extensions as well as complementary shampoos and conditioners specially formulated for wigs and hairpieces.

Proposed Milestones to Implement Business Operations

The following milestones are based on estimates made by our management team.  The working capital requirements and the projected milestones are approximations and are subject to adjustments.  As of September 30, 2011 we had not raised adequate funding to commence executing on the following plan.  We are presently undertaking an offering of our common stock while seeking additional sources of funding to initiate operations.  We believe we need to raise a minimum of $125,000 in additional funding to commence operations and meet our minimal working capital needs over the next 12 months.  There is no assurance that any additional financing will be available, or if available, on terms that will be acceptable to us.

We estimate generating initial revenues approximately nine to ten months following closing of the ongoing offering of our common stock.  We plan to complete our milestones as follows:

0 - 2 Months

We will establish a formal relationship with a quality manufacturer of custom handmade lace wigs and hairpieces in either China or South Korea.  Our initial inventory purchase order will be for approximately $50,000 in product.  In order to minimize our start-up costs during this period, our treasurer and secretary, Jae Hwang, has agreed to allow us to continue using a portion of his personal offices as our corporate headquarters until we receive our initial inventory and are required to lease warehouse space.

3 – 5 Months

While our initial inventory purchase order is being fulfilled and shipped to us via container ship, we will start formalizing reseller relationships with beauty supply stores, hair salons, and independent hair stylists throughout the greater Washington, D.C. metropolitan area.  Concurrently, we will complete the development of our beta website (www.swchinaimports.com) to enable on-line purchases of our handmade wigs and hairpieces; the website will not go “live” until our inventory has been received and is ready for shipment to the retail consumer.  We anticipate spending approximately $20,000 to accomplish these milestones ($15,000 on purchasing computers, servers and furthering the website development, and $5,000 in general expenses associated with securing reseller relationships).

6 - 8 Months

We will enter into a lease for a small office/warehouse space (~2,000 square feet) in Washington, D.C. and receive our initial inventory of handmade wigs and hairpieces.  Simultaneously we will hire our first outside employee who will be an experienced salesperson in the hair goods industry.  Our salesperson’s focus will be on selling our handmade wigs and hairpieces to local beauty supply stores, hair salons, and independent hair stylists.  We estimate that these activities will cost us an aggregate of approximately $15,000.

9 - 10 Months

We anticipate we will start generating our first revenue around this time frame.  With the generation of initial sales we will hire a part-time (initially) warehouse employee to assist with order fulfillment.

Further, we will embark on a small sales and marketing campaign aimed at building our brand and boosting general awareness of our products.  These activities will include Internet efforts aimed at directing web traffic to our website (www.swchinaimports.com) and in-store displays and promotions.

We estimate that these activities will cost an aggregate of approximately $20,000.

11 - 12 Months

We anticipate we will need to place another purchase order with our selected manufacturer of handmade wigs and hairpieces in order to maintain a sufficient level of inventory.  This purchase order will be similar to the initial order and should be for approximately $50,000.

Note: The amounts allocated to each line item in the above milestones are subject to change without notice.  Our planned milestones are based on the estimated amount of time to complete each milestone following receipt of sufficient capital to begin executing our business plan.  Any line item amounts not expended completely, as detailed in the milestones above, shall be held in reserve as working capital and subject to reallocation as required for ongoing operations.

Long-Term Plan (5 Years)

Over the ensuing five years our growth and expansion efforts will include:

•

Increasing the number of salespersons and warehouse personnel;

•

Expanding the size of our warehouse(s);

•

Expanding into new territories, including Philadelphia, New York and Boston;

•

Formalizing relationships with additional manufacturers in China and South Korea capable of providing us with high-end handmade wigs and hairpieces to insure that we maintain a stable and cost competitive level of inventory;

•

Adding new and innovative products, including a comprehensive high-end line of hair extensions as well as complementary shampoos and conditioners specially formulated for wigs and hairpieces.

We estimate that we will need to raise up to an additional $3 million over the next five years to build-up our inventory levels and achieve the foregoing.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance.  We are in the start-up stage of operations and have yet to generate any revenues.  We cannot guarantee that we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns, such as increases in marketing costs, increases in administration expenditures associated with daily operations, increases in accounting and audit fees, and increases in legal fees related to filings and regulatory compliance.

To become profitable and competitive, we need to be able to purchase our initial inventory of high-end handmade wigs and hairpieces and commence selling our products through beauty supply stores, hair salons, independent hair stylists, and directly to the retail consumer via the Internet.  We anticipate relying on equity sales of our common stock in order to continue to fund our business operations until we are able to generate sufficient revenues to cover our operating expenses, which may never happen.  Issuances of additional shares will result in dilution to our then existing stockholders.  There is no assurance that we will be able to make any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.  We may also rely on loans from our directors.  However, there are no assurances that our directors will provide us with any additional funds.

Currently, we do not have any arrangements for additional financing.  We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Status as a Shell Company

As of September 30, 2011, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended.  Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Results of Operations

Three and Six Months Ended September 30, 2011

Revenues.  As of September 30, 2011, we have not generated any revenues and remain a development stage company.

Net Loss.  We had net losses of $34,308 and $136,308 for the three months ended September 30, 2011 and the cumulative period from February 23, 2011 (inception) through September 30, 2011, respectively.  Our net loss was attributable to costs related to an offering of our common stock and complying with our ongoing SEC reporting requirements, and have consisted primarily of legal, accounting and outside consulting fees.

Operating Expenses.  Our total operating expenses for the three months ended September 30, 2011 and February 23, 2011 (inception) through September 30, 2011 were $33,577 and $135,577, respectively.  Our net loss was attributable to costs related to an early offering of our common stock and complying with our ongoing SEC reporting requirements, and have consisted primarily of legal, accounting and outside consulting fees.

Cumulative During the Development Stage – February 23, 2011 (inception) through September 30, 2011

For ease of reading we refer to the period of February 23, 2011 (inception) through September 30, 2011 as the “Developmental Period”.

Revenues.  We have not generated any revenues during the Developmental Period.

Net Loss.  We have incurred a net loss of $136,308 during the Developmental Period.  The net loss was primarily attributable to organizational costs related to our formation, an early offering of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Operating Expenses.  Our total operating expenses for the Developmental Period were $135,577.  These operating expenses were primarily attributable to organizational costs related to our formation, an early offering of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Interest Expense.  We have incurred $731 in imputed interest expense from a related party loan during the Development Period which has been recorded in the financial statements under additional paid-in capital.

Total Stockholders’ Deficit.  Our stockholders’ deficit was $35,577 as of September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2011, we had $73 in cash.  We had no other assets.  Our total liabilities were $35,650 which consisted entirely of a note payable to one of our stockholders.  This note is a demand note and does not bear interest.  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

We expect to incur continued losses over the next 12 months, possibly even longer.  As of September 30, 2011, we only no assets or cash on hand, and we believe that we need at least $125,000 to commence operations and meet our minimal working capital requirements over the next 12 months.

We presently are conducting an offering of our common stock and exploring other such sources of funding.  Without limiting our available options, future equity financings will most likely be through the sale of additional shares of our common stock.  It is possible that we could also offer warrants, options and/or rights in conjunction with any future issuances of our common stock.  However, we can give no assurance that financing will be available to us, and if available to us, in amounts or on terms acceptable to us.  If we cannot secure adequate financing, we may be forced to cease operations and you will lose your entire investment.

Going Concern Consideration

Our independent registered public accounting firm issued a going concern opinion in their report relating to our audit for the period February 23, 2011 (inception) through March 15, 2011, which can be found in our Registration Statement filed on Form S-1 with the SEC on May 3, 2011.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  Our financial statements found within this Quarterly Report and the aforementioned Registration Statement contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off –Balance Sheet Operations

As of September 30, 2011, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of SW China’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended September 30, 2011 and cumulative from February 23, 2011 (inception) to September 30, 2011.

Use of Estimates

The accompanying financial statements of SW China have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, SW China considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of September 30, 2011, SW China had no cash or cash equivalents.

Investments

SW China accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of September 30, 2011, SW China had no investments.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

As of September 30, 2011 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three ended September 30, 2011 and cumulative from February 23, 2011 (inception) to September 30, 2011 SW China had no dilutive financial instruments issued or outstanding.

Income Taxes

SW China accounts for income taxes pursuant to FASB ASC 740, Income Taxes.  Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

SW China maintains a valuation allowance with respect to deferred tax assets.  SW China Imports establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration SW China’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as SW China generating taxable income, could cause a change in judgment about its ability to realize the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Recently Issued Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date.  Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards.  The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on SW China’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on SW China’s financial statements, but did eliminate all references to pre-codification standards.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis.  This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard.  This standard is effective for SW China on October 1, 2009. The adoption of this amendment did not have a material effect on SW China’s financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement.  Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items.  This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition.  The adoption of this amendment did not have a material effect on SW China’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements.  This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards.  Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement.  The adoption of this amendment did not have a material effect on SW China’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on SW China’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this amendment did not have a material effect on SW China’s financial statements.

SW China has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Contractual Obligations

As of September 30, 2011, SW China had no contractual obligations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable since we are a smaller reporting company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our chief executive officer and principal accounting officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be presented or detected on a timely basis.

Based on management’s assessment, we have concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

Our chief executive officer and principal financial officer have concluded that our disclosure controls and procedures had the following material weaknesses:

•

We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function.  While this control deficiency did not result in any audit adjustments to our interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

•

SW China lacks sufficient resources to perform the internal audit function and does not have an Audit Committee;

•

We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert to SW China.  The Board of Directors is comprised of two (2) members, both of whom are active executive officers.  As a result, there may be lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by SW China; and

•

Documentation of all proper accounting procedures is not yet complete.

These weaknesses have existed since our inception on February 23, 2011 and, as of September 30, 2011, have not been remedied.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned material weaknesses, including, but not limited to, the following:

•

Considering the engagement of consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures;

•

Hiring additional qualified financial personnel, including a Chief Financial Officer, on a full-time basis;

•

Expanding our current board of directors to include additional independent individuals willing to perform directorial functions; and

•

Increasing our workforce in preparation for exiting the development stage and commencing revenue producing operations.

Since the recited remedial actions will require that we hire or engage additional personnel, these material weaknesses may not be overcome in the near-term due to our limited financial resources.  Until such remedial actions can be realized, we will continue to rely on the limited advice of outside professionals and consultants.

Changes in Controls and Procedures

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.  We are not aware of any pending or threatened legal proceedings involving SW China Imports, Inc.

During the past ten (10) years, Seon Won and Jae Hwang have not been the subject of the following events:

1)

Any bankruptcy petition filed by or against any business of which either Messrs. Won and Hwang were a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time;

2)

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

3)

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Won’s or Mr. Hwang’s involvement in any type of business, securities or banking activities; and

4)

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Item 1A.  Risk Factors

Not applicable since we are a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
31.2	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002
101.1

The following materials from SW China Imports, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Cash Flows, and (iv) the Notes to Financial Statements.

* Incorporated by our Registration Statement on Form S-1 filed May 3, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 20th day of October, 2011.

SW CHINA IMPORTS, INC.

By:

/s/ Seon Won

Seon Won

President, Chief Executive Officer,

Principal Executive Officer and Director

By:

/s/ Jae Hwang

Jae Hwang

Secretary, Treasurer, Chief Financial Officer,

Principal Accounting Officer and Director