Form 10-K
period 2011-12-31
SW China Imports, Inc.
filed 2012-03-23
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

                        None

(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐      No ☒

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

Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes ☒      No ☐

As of March 21, 2012, no public market for registrant’s common stock has developed.  Based on the most recent private sales price of $0.01 a share the aggregate market value of the 12,570,000 shares of common stock held by non-affiliates of the registrant was $125,700.

As of March 21, 2012, there were 112,570,000 shares of common stock, $0.0001 par value issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

PART I

Forward-Looking Statements

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Registrant to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  The Registrant’s plans and objectives are based, in part, on assumptions involving it continuing as a going concern and executing on its stated business plan and objectives.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant.  Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Annual Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

As used in this Annual Report, the terms "we", "us", "our", "SW China", “Registrant”, and “Issuer” mean SW China Imports, Inc. unless the context clearly requires otherwise.

Item 1.  Business

Overview of Our Business

We were incorporated on February 23, 2011 in the State of Nevada.  Our plan is to import high-end handmade lace wigs and hairpieces manufactured overseas, as well as other beauty supplies and accessories, into the United States.  We intend to sell our products in bulk to beauty supply stores, hair salons, and independent hair stylists.  We will also offer our products directly to the retail consumer via the Internet.

Industry Background

The wig and hair goods industry is highly fragmented and served primarily through local “mom and pop” retailers, hair salons and, increasingly, over the Internet.  According to a report issued by The Wig Industry (www.wigindustry.com), annual sales of wigs and hairpieces in the United States and Canada were estimated to have increased from approximately $200 million in the 1960s to around $900 million in the 1990s, and peaked at nearly $2 billion in 2007.  The market experienced a drop in sales to about $1.7 billion in 2008, which was attributed to the weak economy in general and is projected to recover as the overall economy starts to improve.

The rapid growth experienced in the industry during the 2000s is believed to be the result of introductions of new products, particularly mass produced wigs and high-end lace wigs.  The majority of these wigs and hairpieces were imported from China, South Korea, and to a lesser extend Southeast Asia.  There were some imports from Europe – notably France and Switzerland – but the market for these products is limited because they are substantially more costly to import.  Typically, a high-end lace wig imported Asia costs between $350 to $1,200 whereas its European counterpart costs anywhere from $3,000 to $9,000.

Synthetic Fiber and Human Hair Wigs and Hairpieces

Approximately 70% of all wigs and hairpieces are comprised of some type of synthetic fiber.  Advances in technology and manufacturing capabilities has led to the creation of some new fibers that look close to real and are quite durable for extended usage.  The largest manufacturer of these synthetic fibers is Aderans Co., Ltd., a Japanese based manufacturer with factories throughout Southeast Asia, including mainland China.  Prices for synthetic fiber wigs and hairpieces typically range between $50 to $200.

Although synthetic fibers comprise the majority of all wigs and hairpieces imported into the United States and Canada, the market for wigs and hairpieces made from human hair remains substantial and is estimated to account for over half of the industry’s overall dollar volume.  Most of the hair used to create wigs and hairpieces is originally imported from India,

China, South America, Israel, and some Russian satellite nations.  Prices for human hair wigs and hairpieces typically range between $300 and $1,500, with prices for custom made wigs and hairpieces starting at around $2,000.

Market Composition

Nearly 75% of all imported wigs and hairpieces are purchased by women.  However, men are more likely to replace their hairpieces more frequently as well as invest in a high-end custom hairpiece.

An area that has been experiencing considerable growth recently is the sale of wigs for medical reasons, particularly for cancer patients.  Chemotherapy, which is commonly used to treat breast cancer, causes hair loss in women.  Wigs called Hair Prosthesis are gaining in popularity with cancer patients and are oftentimes covered by insurance policies.  These special hair prosthesis wigs are designed especially for women with little to no hair and are less abrasive to the scalp when compared to a more traditional wig or hairpiece.

Over the past 10 years sales to the African-American consumer have increased approximately 300% according to The Wig Industry.  Chinese manufacturers have responded by increasing the availability of specialty wigs and hairpieces targeting this demographic group.  This is evidenced through the Hair Goods Industry Suppliers Directory (www.hairgoodswholesale.com) which had between 10 to 15 manufacturers, distributors and wholesalers specializing in the African-American market ten years ago; more recently there were 51 listed in the directory specializing in this particular market.

Competition

The wig and hair goods industry, as well as its affiliated beauty supply industry, is highly competitive.  The success or failure of our business will depend largely upon the ability of our management to establish a reliable and steady source of high-end handmade wigs and hairpieces from China and South Korea that will supply us in volume and at competitive prices which will allow us to generate sufficient revenues to become profitable.

We will be competing against many well established competitors with substantially greater financial resources and a longer history of operations.  Our competitors’ resources and market presence may provide them with advantages in marketing, purchasing and negotiating prices and leases.  Some of our competitors include:

•

Invisiwig, Inc. (www.invisiwig.com);

•

Celebrity Style Wigs (www.celebritystylewigs.com);

•

De Novo Hair, LLC (www.denovohair.com);

•

Shake-N-Go Fashion, Inc. (www.snghair.com);

•

Sun Taiyaing Co., Ltd. (www.outre.com); and

•

Hair Zone, Inc. (www.sensationnel.com).

Factors that are material to our competitive position include developing brand identity and loyalty, our management and their network of contacts within the industry, quality of the wigs and hairpieces we import compared to those of our competitors, product pricing strategies, and the success and acceptance of our future sales and marketing efforts.

We believe our business plan is competitive and will allow us to successfully compete within this industry and grow our business in a steady and controlled manner utilizing our current management’s knowledge and experience in this industry.

Plan of Operations

We plan on importing high-end handmade lace wigs and hairpieces manufactured in China and South Korea into the United States.  We intend to sell our products in bulk to beauty supply stores, hair salons, and independent hair stylists.  We will also offer our products directly to the retail consumer via the Internet.

It is important to note that we are a development stage business with minimal business activity.  As of March 21, 2012 we have not begun importing any lace wigs or hairpieces.  Further, we do not have any formal agreements in place with any beauty supply stores, hair salons or independent hair stylists; our discussions with potential distributors have been limited solely to exploratory talks until we can demonstrate our ability to procure and deliver our products in a timely manner and in sufficient quantities.

Products and Services

Initially we intend to import high-end handmade lace wigs and hairpieces manufactured overseas, as well as other beauty supplies and accessories, into the United States.  These wigs and hairpieces will initially be sold in the greater Washington, D.C. metropolitan area through beauty supply stores, hair salons and independent hair stylists; nationwide will sell them directly to the consumer through our website www.swchinaimports.com, which is currently under development.

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

Proposed Milestones to Implement Business Operations

The following milestones are based on estimates made by our management team.  The working capital requirements and the projected milestones are approximations and are subject to adjustments.  Our initial baseline budget is based on our internal projections on minimal capital needs of $125,000 over the next 12 months.  Presently we are seeking sources of financing to commence execution of our business plan.  There is no assurance that we will be able to secure this financing, or if available, on terms that will be acceptable to us.

We estimate generating initial revenues approximately nine to ten months following receipt of adequate funding.  We plan to complete our milestones as follows:

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

Note: The amounts allocated to each line item in the above milestones are subject to change without notice.  Our planned milestones are based on the estimated amount of time to complete each milestone following receipt of adequate funding.  Any line item amounts not expended completely as detailed in the milestones above shall be held in reserve as working capital and subject to reallocation as required for ongoing operations.

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

Sales and Marketing

Targeted Resellers

We intend to focus our sales and marketing efforts on selling our high-end handmade wigs and hairpieces in bulk quantities to targeted resellers, particularly:

•

Beauty Supply Stores – We estimate that there are between 5,000 – 6,000 independently owned beauty stores within the United States.  A typical store employees two to five employees and carries a wide variety of beauty products, including hair care, styling, coloring and treatments, ethnic, electrical and mechanical devices, and so forth.  We believe our handmade wigs and hairpieces are a natural inventory item for such a retail outlet and would be an attractive higher margin product for the retailer to carry;

•

Hair Salons – A typical hair salon business provides a variety of hair, face and body treatments to its clients who are predominately women.  Most hair salons are small businesses with two to ten licensed hair stylists, many of whom have a regular group of returning customers.  We anticipate hair salons will be our largest source of sales considering they can directly showcase and promote our handmade wigs and hairpieces to their existing customers, which offers them an excellent avenue to boost the salon’s annual revenues through its already existing customer base; and

•

Independent Hair Stylists – We estimate that approximately half of all hair stylists are independently self-employed and typically work from either their own home or rent space at an existing hair salon.  As with hair salons, independent hair stylists typically have a regular group of returning customers.  Training independent hair stylists in the proper application and benefits of our handmade wigs and hairpieces gives them a unique opportunity to improve the lives of their customers while generating them a secondary source of revenue.

Targeted Consumers

We intend to build our brand and image by targeting the following consumers:

•

African-American Women – Studies show that sales of wigs and hairpieces to African-Americans have increased more than 300% over the past ten years.  We believe we can be successful at building our brand and image within this demographic group.  We intend to put a particular emphasis on African-American women who are 45 years in age and older; and

•

Cancer Patients – We intend to import specialty “Hair Prosthesis” that are designed and constructed for maximum comfort for women and men who have lost most, if not all, of their hair as a side-effect of their chemotherapy cancer treatment.  Not only do these specialty handmade wigs and hairpieces improve the patients’ confidence levels, but their insurance companies oftentimes will reimburse the patient for the purchase of such specialty handmade wigs and hairpieces.

Financing

We are in the process of raising additional capital to initiate business operations and to meet our minimum projected expenditures over the next 12 months.  We intend to keep our operating costs to a minimum until adequate cash is available from operating activities and/or additional financing(s).  We can provide no assurances that adequate financing can be obtained or, if obtained, on terms favorable to us.  If we are unable to generate profits or unable to obtain additional funds to meet our working capital needs, we may need to cease or curtail our business operations.  Further, there is no assurance that the net proceeds from any successful financing arrangement will be sufficient to cover our cash requirements during the initial stages of our business development.

Government Regulation

There currently are few laws and regulations directly applicable to the importation and sale of wigs and hairpieces (synthetic fiber or human hair).  However, we will be directly subjected to the general controls and import regulations of the United States, which could result in unforeseen delays in receiving our future inventory shipments.  Further, while our intended imported products, high-end handmade wigs and hairpieces manufactured in China and South Korea, are not presently subject to targeted tariffs and import duties, we can give no assurances that the United States government will not implement such targeted tariffs and import duties in the future or ban entirely the importation of wigs and hairpieces from China and/or South Korea, which could have a material adverse effect on our business and force us to cease operations entirely.

Compliance with Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Research and Development Expenditures

We have not incurred any research or development expenditures since our inception on February 23, 2011.

Patents and Trademarks

We do not own nor have we applied, either legally or beneficially, for any patents or trademarks.

Property and Equipment

Our principal executive offices are located at 15800 Crabbs Branch Way, Ste. 310, Rockville, MD  20855.  This office space is being provided to us by our treasurer and secretary, Jae Hwang, free of charge.

We do not hold ownership or leasehold interest in any property or equipment.

Executive Offices and Telephone Number

Our executive office and main telephone number is currently:

15800 Crabbs Branch Way, Ste. 310

Rockville, MD  20855

Tel: (240) 477-7738

Fax: (240) 715-9116

www.swchinaimports.com

This space is provided to us free of charge by Jae Hwang, our Treasurer and Secretary.  If Mr. Hwang decides to no longer allow us access to this office space in the future it would force us to seek outside office space elsewhere, potentially at a very high cost.

Item 1A.  Risk Factors

If any of the following risks actually occur, our business, financial condition and results of operations could be harmed and you may lose your entire investment.

Industry Risk Factors

The beauty care products business is highly competitive, which could have a material adverse effect on our business, financial condition and/or results of operations.

The beauty care products business is highly competitive.  We intend to compete primarily by:

•

developing and importing high quality handmade lace wigs and hairpieces;

•

educating end-user consumers on our product’s quality and benefits;

•

offering attractively priced products, relative to those of the competition;

•

maintaining favorable brand recognition;

•

generating attractive margins and inventory turns by managing and executing effective pricing, incentive and promotion programs;

•

ensuring product availability through effective planning and inventory management; and

•

providing effective advertising, promotion, marketing and merchandising support.

Any increase in or change in the current level of competition that we face could have a material adverse effect on our business, financial condition and results of operations.  Failure to effectively address and react to market competition could affect our future sales and force us to cease operations in which investors could lose their entire investment.

Continued weak economic conditions could have a material adverse effect on our business.

The economic conditions in starting in late 2008 and extending through 2011 in the United States has contributed, and may continue to contribute to, high unemployment levels, lower consumer spending and reduced credit availability, and has in general impacted business overall and consumer confidence.  If such conditions continue or worsen, they could have an impact on wholesale and retail purchases of our products, which could affect our future sales, overall business, and force us to cease operations in which case investors could lose their entire investment.

Company Risk Factors

We lack an operating history and have losses which we expect to continue into the future.  There is no assurance our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably, our business will fail.

We were incorporated on February 23, 2011, have generated no revenues and as of December 31, 2011 have incurred ($138,206) in losses.  We have very little operating history upon which an evaluation of our future success or failure can be made.  We have not achieved profitability and expect to continue to incur net losses throughout the fiscal year ending December 31, 2012 and into subsequent fiscal periods.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

There is substantial uncertainty as to whether we will continue operations.  If we discontinue operations, you could lose your entire investment.

Our independent registered public accounting firm has discussed their uncertainty regarding our business operations in their audit report dated March 23, 2012, which is included in the financial statements that are a part of this Annual Report.  This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  As such, we may have to cease operations and you could lose your entire investment.

Because we are in the development stage and have nominal assets and minimal operations, we are considered a “shell company” and our business is difficult to evaluate.

We are currently in the development stage and have nominal operations and minimal assets, which makes us a “shell company” as defined in Rule 12b-2 of the Exchange Act, as amended.  Because we are considered a shell company our shares of common stock can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) under the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) under the Securities Act which requires a minimal holding period of 12 months following SW China Imports no longer being classified a shell company.

To effectively eliminate our status as a shell company we will need to purchase our initial inventory of products and begin selling our lace wigs and hairpieces through beauty supply stores, hair salons, independent hair stylists, and directly to the consumer via the Internet.  Since inception, we have primarily been engaged in organizational efforts and developing our overall business plan and future growth strategy.

Additionally, because we are currently a shell company with nominal assets and operations, there is a risk that we will be unable to continue as a going concern.  We anticipate we will continue sustaining operating expenses over the next 12 months, probably even longer.  This will likely result in us continuing to incur net operating losses for the foreseeable future.  There is no guarantee that we will ever develop and sustain a suitable business operation.

We depend on key personnel.

Our  future  success  will  depend  in  part  on the  continued  service  of key personnel, in particular, Seon Won, our  president  and  chief  executive officer, and  Jae Hwang, our treasurer and secretary.  Our future success will also depend on our ability to attract and retain key personnel, especially in the areas of sales and marketing.  We face intense competition for these individuals from well-established and better financed competitors.  We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our results of operations and financial condition.

Our directors currently own 88.8% of our issued and outstanding common stock and are able to control all corporate decisions, even if such decisions may not be in the best interest of minority shareholders.

Our directors, Seon Won and Jae Hwang, currently control an aggregate of 100,000,000 shares of our common stock, or 88.8% of all issued and outstanding shares.  Accordingly, they can effectively control the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets.  The interests of our directors may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Our operations are dependent upon third-party suppliers whose failure to perform adequately could disrupt our business operations.

We intend to import most, if not all, of our high-end handmade lace wigs and hairpieces and other beauty supplies and accessories from third-parties.  Our ability to select and retain reliable vendors who provide timely deliveries of quality products will impact our success in meeting future customer demand for timely delivery of quality products.  We do not intend to enter into long-term contracts with our primary vendors and suppliers.  Rather, most of our imported products are to be supplied on a “purchase order” basis.  As a result, we may be subject to unexpected changes in pricing or supply of products.  In addition, the current credit crisis and turbulent macroeconomic environment may affect the liquidity and financial condition of our suppliers.  Should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular product, we may not be able to find alternative suppliers in a timely manner, if at all.  Any inability of our suppliers to timely deliver quality products or any unanticipated change in supply, quality or pricing of products could be disruptive to our business and affect our future sales.

Our reliance on manufacturing facilities and suppliers in Asia could make us vulnerable to supply interruptions related to the political, legal and cultural environment in Asia.

We intend to have the majority of our planned products manufactured by third-party suppliers in Asia, primarily the People’s Republic of China and South Korea.  Our ability to continue to select reliable vendors who provide timely deliveries of quality products will impact our success in meeting customer demand for timely delivery of our products.  Further, the ability of third-party suppliers to timely deliver finished goods and/or raw materials, may be affected by events beyond their control, such as inability of shippers to timely deliver merchandise due to work stoppages or slowdowns, or significant weather and health conditions (such as SARS or the Bird Flu) affecting manufacturers and/or shippers.  Any adverse change in, among other things, any of the following could have a material adverse effect on our business, results of operations and financial condition:

•

our relationship with third-party suppliers;

•

the financial condition of our third-party suppliers;

•

our ability to import products from these third-party suppliers; or

•

third-party suppliers’ ability to manufacture and deliver outsourced products on a timely basis.

We cannot assure you that we could quickly or effectively replace any third-party suppliers if the need arose.  Our dependence on these few suppliers could also adversely affect our ability to react quickly and effectively to changes in the market for our products.  In addition, international manufacturing is subject to significant risks, including, among other things:

•

labor unrest;

•

social, political and economic instability;

•

restrictions on transfer of funds;

•

domestic and international customs and tariffs;

•

unexpected changes in regulatory environments; and

•

potentially adverse tax consequences.

Labor in Asia, particularly China, has historically been readily available at relatively low cost as compared to labor costs in North America.  China has experienced rapid social, political and economic changes in recent years.  We cannot assure you that labor will continue to be available to us in China at costs consistent with historical levels or that changes in labor or other laws will not be enacted which would have a material adverse effect on our planned manufacturing operations in China.  A substantial increase in labor costs in China could have a material adverse effect on our business, results of operations and financial condition.  Although China currently enjoys “most favored nation” trading status with the United States, the U.S. government has in the past proposed to revoke such status and to impose higher tariffs on products imported from China.  We cannot assure you that our business will not be affected by the aforementioned risks, each of which could have a material adverse effect on our business, potentially causing us to cease operations.

Our officers and directors dedicate a significant portion of their time to outside business interests which could result in their inability to properly manage company affairs, resulting in our remaining a development stage shell company with no revenues or profits.

The responsibility of developing our core business, raising capital, and fulfilling the reporting requirements of a public company all fall upon our directors, Seon Won and Jae Hwang.  Mr. Won and Mr. Hwang are able to dedicate only about 50% and 20%, respectively, of their professional time to our business, or approximately between 20-25 and 4-10 hours a week, respectively.

We rely especially heavily on Mr. Won’s knowledge and vast experience in the beauty supply industry.  We have not formulated a plan to resolve any possible conflict of interest with his other competing business activities, which happen to be in the same industry.  Significant potential conflicts include the possibility of Mr. Won’s suppliers entering into exclusivity arrangements with his outside business interests and/or providing his outside business interests with terms that are more favorable than they would be willing to provide us.  In the event he is unable to fulfill any aspect of his duties, we may experience a shortfall or complete lack of revenue resulting in little or no profits and the eventual closure of our business.

Our product introductions may not be as successful as we anticipate, which could prevent us from generating sufficient levels of revenue and could cause our business to fail.

The launch of our products carries risks, as well as the possibility of unexpected consequences, including:

•

the acceptance of our products, and sales of these products to, beauty supply stores, hair salons, independent hair stylists, and directly to the retail consumers may not be as high as we anticipate;

•

our advertising, promotional and marketing strategies may be less effective than planned and may fail to effectively reach our targeted consumer base or engender the desired consumption;

•

we may incur costs exceeding our expectations as a result of the launch of our products, including, for example, advertising, promotional and marketing expenses, sales return expenses or other costs normally associated with launching new products;

•

our product pricing strategies may not be accepted by our anticipated customers and/or end-user consumers, which may result in our actual revenues being less than anticipated; and

•

any delays or difficulties impacting our, and our suppliers’, ability to timely manufacture, distribute and ship products, such as those discussed under “We are dependent upon our ability to import our products in bulk from third-party manufacturers located in overseas, particularly China and South Korea.  Disruptions at any of the manufacturing facilities where our products will be manufactured could prevent us from generating sufficient levels of revenue which could cause our business to fail” could affect our ability to ship and deliver products to meet its customers’ deadlines and end-use consumer demands.

Each of the risks referred to above could delay or impede our ability to achieve our sales objectives, which could affect our future sales, overall business, and force us to cease operations in which investors could lose their entire investment.

We have agreed to indemnify our officers and directors against lawsuits to the fullest extent of the law.

We are a Nevada corporation.  Nevada law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim.  Nevada law also authorizes Nevada corporations to indemnify their officers and directors against expenses and liabilities incurred because of their being or having been an officer or director.  Our organizational documents provide for this indemnification to the fullest extent permitted by law.

We currently do not maintain any insurance coverage.  In the event that we are found liable for damages or other losses, we would incur substantial and protracted losses in paying any such claims or judgments.  We have not maintained liability insurance in the past, but intend to acquire such coverage immediately upon resources becoming available.  There is no guarantee that we can secure such coverage or that any insurance coverage, if ever secured, would protect us from any damages or loss claims filed against it.

Risk Factors Relating to Our Common Stock

There is no public (trading) market for our common stock and there is no assurance that our common stock will ever trade on a recognized exchange or dealers’ network.  Therefore, anyone investing in shares of our common stock may not be able to sell them in the future.

Our common stock is not listed on any exchange or quoted on any similar quotation service, and there is currently no public market for our common stock.  We have not taken any steps to enable our common stock to be quoted on the OTC Bulletin Board or other similar venue, and can provide no assurance that our common stock will ever be quoted on any quotation service or that any market for our common stock will ever develop.  As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock.  We cannot assure you that any brokerage firm will act as a market maker of our securities.  A trading market may not develop in the future, and if one does develop, it may not be sustained.  If an active  trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other  things,  the nature of our business and because we are a new public company with a limited operating history.  Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders.  The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.  The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

•

variations in our quarterly operating results;

•

changes in general economic conditions and consumer spending habits;

•

announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments;

•

loss of a significant distributor, retailer, partner or joint venture participant; and

•

the addition or loss of key managerial and collaborative personnel.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities and that have often been unrelated to the operating performance of these companies.  Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.  As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

We do not intend to pay any dividends on our common stock, therefore there are limited ways in which you can make a profit on any investment in SW China Imports, Inc.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.  To the extent that we may seek additional funding in the future, our future funding sources may likely prohibit us from paying any dividends.  Because we do not intend to declare dividends, any gain on an investment in our shares of common stock will need to come through the appreciation of our common stock’s share price, for which there is currently no market.

We have anti-takeover provisions which may make it difficult to replace or remove our current management and could also result in significant dilution to an investment in our common stock.

Our Articles of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock and of up to 50,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors.

Our Board of Directors may, without requiring shareholder approval, issue shares of preferred stock with dividends, liquidation, conversion, voting or other rights which could supercede and/or adversely affect the voting power and/or other rights of the holders of our common stock.  The ability of our Board of Directors to issue shares of common stock and/or preferred stock may prevent any shareholder attempt to replace or remove current management and/or could make it extremely difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.  Additionally, the issuance of additional common stock or preferred stock in the future may significantly reduce your proportionate ownership and voting power.

If our common stock is accepted for quotation on the OTC Bulletin Board it will be subject to the "Penny Stock" rules of the SEC which may limit the trading market in our common stock and make transactions in our stock cumbersome, thereby possibly reducing the value of an investment in our common stock.

We intend to apply to have our common stock quoted on the Over-The-Counter Bulletin Board (OTCBB) sometime during the fiscal year ending December 31, 2012.  In order to be quoted on the OTCBB, a market maker must first file an application on our behalf with The Financial Industry Regulatory Authority (FINRA), which operates the OTCBB.  There are no assurances that a market maker will ever agree to file such an application on our behalf, or, if such an application is filed, that it will ever be accepted and approved by FINRA.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information, investment experience and investment objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to sell shares of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

Our business is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  We are also required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  We are in the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404.  This process may divert internal resources and will take a significant amount of time, effort and expense to complete.  If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting.  We may experience higher than anticipated operating expenses as well as outside auditor fees during the implementation of these changes and thereafter.  Further, we may need to hire additional qualified personnel in order for us to be compliant with Section 404.  If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results.

Volatility in our common share price may subject us to securities litigation, thereby diverting our resources which may materially affect our profitability and results of operations.

We expect the market for our common stock, if one ever develops, to be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may in the future be the target of similar litigation.  Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located at 15800 Crabbs Branch Way, Ste. 310, Rockville, MD  20855.  This office space is being provided to us by our treasurer and secretary, Jae Hwang, free of charge.

We do not hold ownership or leasehold interest in any property or equipment.

Item 3.  Legal Proceedings

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

During the past ten (10) years, Seon Won and Jae Hwang have not been the subject of the following events:

1)

Any bankruptcy petition filed by or against any business of which either Mr. Won or Mr. Hwang were a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time;

2)

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

3)

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Won’s or Mr. Hwangs’s involvement in any type of business, securities or banking activities; and

4)

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Item 4.  (Removed and Reserved)

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

There is currently no active trading market for our common stock.  Sometime during the fiscal year ending December 31, 2012 we intend to submit an application to the Financial Industry Regulatory Authority (FINRA) through a registered broker-dealer/market maker to make a market for our common stock on the OTC Bulletin Board.  There can be no assurance, however, that the application will be accepted or, if accepted, that any trading market will ever develop or be maintained on the OTC Bulletin Board.  Any trading market that may develop in the future for our common stock will most likely be very volatile and numerous factors beyond our control may have a significant effect on the market.  Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board.  We are current considered a “reporting issuer”.  However, in the event that we lose our status as a "reporting issuer", any future quotation of our common stock on the OTC Bulletin Board may be jeopardized.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information, investment experience and investment objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to sell shares of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock if it becomes subject to these penny stock rules.  Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling shares of our common stock.

Holders of our Common Stock

As of March 21, 2012, there were 42 registered stockholders holding 112,570,000 shares of our common stock issued and outstanding.

Common Stock

Our Articles of Incorporation authorize us to issue up to 500,000,000 shares of common stock, $0.0001 par value.  Each holder of our common stock is entitled to one (1) vote for each share held of record on all voting matters we present for a vote of stockholders, including the election of directors.  Holders of common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities, and there are no conversion rights or redemption or sinking fund provisions with respect to our common stock.  All shares of our common stock are entitled to share equally in dividends from sources legally available when, and if, declared by our Board of Directors.

Our Board of Directors is authorized to issue additional shares of common stock not to exceed the amount authorized by the Articles of Incorporation, on such terms and conditions and for such consideration as the Board may deem appropriate without further stockholder action.

In the event of our liquidation or dissolution, all shares of our common stock are entitled to share equally in our assets available for distribution to stockholders.  However, the rights, preferences and privileges of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of preferred stock that our Board of Directors may decide to issue in the future.

As of March 21, 2012 we had 112,570,000 shares of common stock issued and outstanding.

Preferred Stock

Our Articles of Incorporation authorize us to issue up to 50,000,000 shares of preferred stock, $0.0001 par value.  Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms.  We believe that the Board of Directors’ power to set the terms of, and our ability to issue, preferred stock will provide flexibility in connection with possible financing or acquisition transactions in the future.  The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders.  The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our company.

As of March 21, 2012, we had no shares of preferred stock issued or outstanding.  Further, we have no present plans to issue any shares of preferred stock.

Dividend Policy

We have never declared or paid cash dividends.  We currently intend to retain all future earnings for the operation and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future.  Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our directors.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our stock.

Options

We have not issued and do not have outstanding any options to purchase shares of our stock.

Convertible Securities

We have not issued and do not have outstanding any securities convertible into shares of our stock or any rights convertible or exchangeable into shares of our stock.

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 21, 2012, we have not adopted an equity compensation plan and have not granted any stock options.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities without registration since February 23, 2011 (inception):

On February 23, 2011, we issued 100,000,000 shares of common stock, $0.0001 par value, to our directors in consideration of their services to us.  Seon Won was issued 69,200,000 shares and Jae Hwang was issued 30,800,000 shares.  We issued these shares as Founder’s Shares.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of Mr. Won’s and Mr. Hwang’s relationships with us, each had access to all relevant information relating to our business and represented that they each had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On February 23, 2011, we issued 5,000,000 shares of common stock to Arctic Eyes, LLC in consideration of its services related to the development of our website and its future marketing requirements.  We valued these services at $50,000, or $0.01 a share.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of its relationship to us, Arctic Eyes had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On February 23, 2011, we issued 5,000,000 shares of common stock to Taurus Financial Partners, LLC in consideration of its services of assisting with the creation and early development of our business, the preparation of this registration statement on Form S-1, and continued EDGAR filing services.  We valued these services at $50,000, or $0.01 a share.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of its relationship to us, Taurus Financial Partners had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On October 5, 2011, we issued an aggregate of 370,000 shares of common stock to three investors in exchange for $3,700 cash, or $0.01 a share.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of their relationship to us and our executive officers, each had access to all relevant information relating to our business and represented that they had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On December 1, 2011, we issued an aggregate of 225,000 shares of common stock to three investors in exchange for $2,250 cash, or $0.01 a share.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of their relationship to us and our executive officers, each had access to all relevant information relating to our business and represented that they had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2011, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with limited operations and are not currently generating any revenues from our business operations.  Our independent registered public accounting firm has issued a going concern opinion.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.

Accordingly, we will need to raise additional cash to commence operations, acquire our initial inventory of high-end handmade lace wigs and hairpieces, and proceed with our business plan.  Until these things occur we do not anticipate generating any revenue.

To meet our need for cash we are presently exploring various sources of funding, including raising funds through a secondary public offering, a private placement of our securities, or loans.  If we are unable to raise any additional funding, we will either have to suspend operations until we do raise the cash or cease operations entirely.

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

Currently, we do not have any arrangements for additional financing.  We have no assurance that future financing will be made available to us, and if made available to us, in amounts or on terms acceptable to us.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Status as a Shell Company

As of December 31, 2011, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended.  Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Results of Operations

For the ease of reference, we refer to the period February 23, 2011 (inception) through December 31, 2011 as Fiscal 2011 or the fiscal year ended December 31, 2011.

Revenues.  As of December 31, 2011, we have not generated any revenues and remain a development stage company.

Net Loss.  We had net losses of ($138,206) for Fiscal 2011.  Our net loss was attributable to costs related to an early offering of our common stock and complying with our ongoing SEC reporting requirements, and have consisted primarily of legal, accounting and outside consulting fees.

Operating Expenses.  Our total operating expenses for Fiscal 2011 were $136,577.  Our net loss was attributable to costs related to an early offering of our common stock and complying with our ongoing SEC reporting requirements, and have consisted primarily of legal, accounting and outside consulting fees.

Total Stockholders’ Deficit.  As of December 31, 2011, our stockholders’ deficit was ($20,877).

Liquidity and Capital Resources

As of December 31, 2011, we had $14,773 in cash and no other assets.  Our total liabilities were $35,650 which consisted entirely of a note payable to one of our stockholders.  This note is a demand note and does not bear interest.  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

We expect to incur continued losses over the next 12 months, possibly even longer.  We believe that we need at least $125,000 in additional funding to commence operations and meet our minimal working capital requirements over the next 12 months.

We are presently exploring various sources of funding, including raising funds through a secondary public offering, a private placement of our securities, or loans.  Without limiting our available options, future equity financings will most likely be through the sale of additional shares of our common stock.  It is possible that we could also offer warrants, options and/or rights in conjunction with any future issuances of our common stock.  However, we can give no assurance that financing will be made available to us, and if made available to us, in amounts or on terms acceptable to us.  If we cannot secure adequate financing, we may be forced to cease operations and you will lose your entire investment.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off –Balance Sheet Operations

As of December 31, 2011, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of SW China’s management, necessary for a fair presentation of the financial position and operating results as of December 31, 2011 and for the period February 23, 2011 (inception) to December 31, 2011.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent in the financial reporting process, actual results may differ significantly from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2011, we had $14,773 in cash.

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

As of December 31, 2011 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period February 23, 2011 (inception) to December 31, 2011 we had no dilutive financial instruments issued or outstanding.

Revenue Recognition

For the period February 23, 2011 (inception) to December 31, 2011, we did not realize any revenue.

Income Taxes

We account for income taxes pursuant to FASB ASC 740, Income Taxes.  Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

We maintain a valuation allowance with respect to deferred tax assets.  SW China establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration SW China’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

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

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on SW China’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis.  This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard.  This standard is effective for SW China on October 1, 2009. The adoption of this amendment did not have a material effect on SW China’s consolidated financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement.  Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items.  This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition.  The adoption of this standard did not have a material effect on SW China’s consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements.  This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards.  Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement.  The adoption of this standard did not have a material effect on SW China’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard did not have a material effect on SW China’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  The adoption of this standard did not have a material effect on SW China’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update amended explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required.  The adoption of this did not have a material effect on SW China’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  This update amended the presentation options in Accounting Standards Codification (“ASC”) 220, “Comprehensive Income,” to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with retrospective application required.  The adoption of this standard did not have a material effect on SW China’s financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08 “Intangibles – Goodwill and Other”.  This new guidance on testing goodwill provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any).  If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required.  ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required.  The adoption of this standard did not have a material effect on SW China’s financial position, results of operations or cash flows.

SW China has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Contractual Obligations

As of December 31, 2011, SW China no contractual obligations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

SW China Imports, Inc. (A Development Stage Company)

Rockville, Maryland

We have audited the accompanying balance sheet of SW China Imports, Inc. (A Development Stage Company) as of December 31, 2011 and the related statement of operations, stockholders’ deficit and cash flows for the period from February 23, 2011 (inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SW China Imports, Inc. as of December 31, 2011  and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC

 www.mkacpas.com

Houston, Texas

March 23, 2012

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

December 31, 2011

ASSETS

Current assets:
Cash	$14,773
Total current assets	14,773

Total assets:	$14,773

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Note payable to stockholder	$35,650

Total liabilities	$35,650

Commitments and contingencies	-

Stockholders’ (deficit):
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued and outstanding	$-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 111,570,000 shares issued and outstanding	11,157
Additional paid-in capital	106,172
(Deficit) accumulated during the development stage	(138,206)

Total stockholders’ (deficit)	$(20,877)

Total liabilities and stockholders’ (deficit)	$14,773

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

For the period from February 23, 2011 (inception) to December 31, 2011

Revenues, net	$-

Cost of revenues	-

Gross profit	-

Expenses:
General and administrative	77
Accounting fees	4,000
Consultant fees	132,500
Total expenses	136,577

(Loss) from operations	(136,577)

Other income (expense):
Interest expense	1,629
Total other income (expense)	1,629

Provision for income taxes	-

Net (loss)	$(138,206)

(Loss) per common share, basic and diluted	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	110,334,727

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from February 23, 2011 (inception) to December 31, 2011

Description	Common Stock		Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount

Balance, February 23, 2011 (inception)	-	$-	$-	$-	$-

Issuance of common shares to directors (founder’s shares)	100,000,000	10,000	(10,000)	-	-

Issuance of common shares to Consultants	10,000,000	1,000	99,000	-	100,000

Issuance of common shares for Cash	1,570,000	157	15,543	-	15,700

Imputed interest on related party loan	-	-	1,629	-	1,629

Net (loss) for the period	-	-	-	(138,206)	(138,206)

Balance, December 31, 2011	111,570,000	$11,157	$106,172	$(138,206)	$(20,877)

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

For the period from February 23, 2011 (inception) to December 31, 2011

Cash flows from operating activities:
Net (loss)	$(138,206)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued in connection with services provided by consultants	100,000
Imputed interest on related party loan	1,629
Changes in operating assets and liabilities:
Net cash (used in) operating activities	(36,577)

Cash flows from financing activities:
Increase in notes payable to a stockholder	35,650
Proceeds from issuance of common stock	15,700
Net cash provided (used) by financing activities	51,350

Net increase in cash	14,773

Cash – beginning of period	-

Cash – end of period	$14,773

Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s shares)	$10,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-

Income taxes	$-

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

NOTE 1 – Summary of Significant Accounting Policies

Organization

SW China Imports, Inc. (“Company” or “SW China Imports”) is a development stage company with minimal operations.  SW China Imports was incorporated under the laws of the State of Nevada on February 23, 2011.  The Company’s business plan calls for the Company to import high-end handmade lace wigs and hairpieces manufactured overseas, as well as other beauty supplies and accessories, into the United States.  SW China Imports intends to sell these products in bulk to beauty supply stores, hair salons, and independent hair stylists.  SW China Imports also intends to sell its products directly to the retail consumer via the Internet.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period February 23, 2011 (inception) to December 31, 2011.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2011, the Company had $14,773 in cash.

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

As of December 31, 2011 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period February 23, 2011 (inception) to December 31, 2011 the Company had no dilutive financial instruments issued or outstanding.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of December 31, 2011, the Company had a working capital deficiency of ($20,877).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

During the period February 23, 2011 (inception) to December, 2011 the Company issued an aggregate of 111,570,000 shares as follows:

•

100,000,000 shares to its officers as Founder’s Shares;

•

10,000,000 shares to consultants for total consideration of $100,000, or $0.01 per share, based on the value of the services performed; and

•

1,570,000 shares to investors for $15,700 in cash ($0.01 per share).

As of December 31, 2011, the Company had 111,570,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 50,000,000 shares with a par value of $0.0001 per share.

As of December 31, 2011, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Income Taxes

The provision (benefit) for income taxes for the period from February 23, 2011 (inception) to December 31, 2011 was as follows, assuming a 35 percent effective tax rate:

For the period February 23, 2011 (inception) to December 31, 2011
Current tax provision:
Federal
Taxable income	$-

Total current tax provision	$-

Deferred tax provision:
Federal
Loss carryforwards	$13,372
Change in valuation allowance	(13,372)

Total deferred tax provision	$-

As of December 31, 2011, the Company had approximately $38,206 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2030.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from February 23, 2011 (inception) to December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 6 – Related Party Transactions

As of December 31, 2011, the Company operated out of office space that is being provided to us by our treasurer and secretary, Jae Hwang, free of charge.  There is no written agreement or other material terms relating to this arrangement.

For the period February 23, 2011 (inception) to December 31, 2011 the Company’s rent expense was zero.  This is because of the short time period and the minimal level of operating activities that have transpired during this period of time.

As of December 31, 2011, the Company had a note payable to a related party stockholder in the amount of $35,650.  This note is payable on demand and is non-interest bearing.  As of December 31, 2011 this note has accrued $1,629 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

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

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis.  This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard.  This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement.  Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items.  This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements.  This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards.  Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update amended explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required.  The adoption of this did not have a material effect on the Company`s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  This update amended the presentation options in Accounting Standards Codification (“ASC”) 220, “Comprehensive Income,” to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with retrospective application required.  The adoption of this standard did not have a material effect on the Company`s financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08 “Intangibles – Goodwill and Other”.  This new guidance on testing goodwill provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any).  If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required.  ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required.  The adoption of this standard did not have a material effect on the Company`s financial position, results of operations or cash flows.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

NOTE 8 – Subsequent Events

On February 1, 2012 we appointed VStock Transfer, LLC, located in Cedarhurst, New York, as the Company’s official transfer agent and registrar.

On February 22, 2012, we issued 1,000,000 shares of restricted common stock, $0.0001 par value, to Kyung Lee in exchange for $10,000, or $0.01 per share.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclsoure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our officers and directors, Seon Won and Jae Hwang, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date ("Evaluation Date") within ninety (90) days prior to the filing of our December 31, 2011 Annual Report with the SEC on Form 10-K.

Based upon that evaluation, our management has concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

Our officers and directors have concluded that our disclosure controls and procedures had the following material weaknesses:

•

We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function.  While this control deficiency did not result in any audit adjustments to our 2011 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

•

SW China lacks sufficient resources to perform the internal audit function and does not have an Audit Committee;

•

We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert to SW China.  The Board of Directors is comprised of two (2) members who also serve SW China as executive officers.  As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by SW China; and

•

Documentation of all proper accounting procedures is not yet complete.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012, subject to our ability to obtain sufficient future financing and subject to our ability to start generating revenue.

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our officers and directors, Seon Won and Jae Hwang, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2011 due to control deficiencies that constituted material weaknesses.

Management has identified a lack of sufficient personnel in the accounting function due to the limited resources of SW China with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.

We are in the process of developing and implementing remediation plans to address our material weaknesses in our internal controls.

Management has identified specific remedial actions to address the material weaknesses described above:

•

Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures.  We plan to mitigate the segregation of duties issue by hiring additional personnel in the accounting department once we have achieved positive cash flow from operations and/or have raised significant additional working capital; and

•

Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

(b) Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by SW China's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit SW China to provide only management's report in this Annual Report.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this Annual Report.

(c) Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2011 that have materially affected or are reasonably likely to materially affect these controls.  Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of the date of March 21, 2012 are as follows:

Name	Age	Position

Seon Won	31	President, Chief Executive Officer, and Director

Jae Hwang	32	Treasurer, Secretary, Chief Financial Officer and Director

Our Board of Directors is comprised of only one class of director.  Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified.  Officers are elected annually by the Board of Directors and hold office until successors are duly elected and qualified.  There are no arrangements, agreements, or understandings between non-management shareholders and management under which non-management shareholders may, directly or indirectly, participate in or influence the management of our business affairs.  The following is a brief account of the business experience of each of our directors and executive officers.  There is no family relationship between any director or executive officer.

Seon Won, is one of our co-founders and has served as our President, Chief Executive Officer and as a Director since our inception in February 2011.  Prior to co-founding SW China Imports, Mr. Won founded LDA Enterprise, LLC in December 2007, a distributor of high-end handcrafted wigs.  LDA Enterprise was reincorporated as SW Enterprises, LLC in July 2010.  At SW Enterprises Mr. Won’s responsibilities include overseeing the general business development with an emphasis on mergers & acquisitions, cultivating business partnerships, and managing product and marketing initiatives.  Concurrently with his duties at SW Enterprises, Mr. Won is a store manager at Pink Beauty, a retail beauty store located in Capitol Heights, Maryland, and has held the position since September 2007.

Prior to joining Pink Beauty, Mr. Won worked at Beauty Max, a multi-unit beauty products retailer and service provider operating seven locations throughout the Washington, D.C. metropolitan area.  At Beauty Max Mr. Won was responsible for training new employees, overseeing product purchasing and inventory control processes, supervising store renovations and store floor planning, and innovating promotional sales events.  Mr. Won worked at Beauty Max for five years.

Mr. Won is not currently an officer or director of any other reporting company.  Mr. Won intends to devote approximately 50% of his business time to our affairs.

Jae Hwang, is one of our co-founders and has served as our Treasurer, Secretary, Chief Financial Officer and as a Director since our inception in February 2011.  Concurrently Mr. Hwang is the Managing Partner of Ki & Hwang, LLC, a boutique law firm located in Rockville, Maryland he co-founded in November 2009.  Prior to co-founding Ki & Hwang, Mr. Hwang was a full-time scholar and focused his full attentions on furthering his education.

Mr. Hwang graduated with a Bachelor of Arts in Spanish Business from the University of Maryland at College Park in December 2005 and subsequently received his Juris Doctor from the University of Baltimore School of Law in May 2009.

Mr. Hwang presently is admitted to practice law in the State of Maryland, District of Columbia, the United States District and Bankruptcy Courts for the District of Maryland, and the United States Tax Court.  Mr. Hwang is currently a member of the

Maryland Bar Association, American Bar Association, Bar Association of Montgomery County, and Maryland Association for Justice, Inc.  Further, Mr. Hwang is fluent in English, Spanish and Korean.

Mr. Hwang is not currently an officer or director of any other reporting company.  Mr. Hwang intends to devote at least 20% of his business time to our affairs.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committee of our Board of Directors.  As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert.  We believe that the cost of retaining such a financial expert at this time is prohibitive.  Further, because we are in the start-up stage of our business operations, we believe the services of an audit committee financial expert are not necessary at this time.

Involvement in Legal Proceedings

None of our officers or directors has appeared as a party during the past ten (10) years in any legal proceedings that may bear on their ability or integrity to serve as an officer or director of SW China.

Information Concerning Non-Director Executive Officers

We currently have no executive officers serving who are non-directors.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors.  Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation, including their own, and audit issues that may affect management decisions.  We are not aware of any other conflicts of interest with any of our officers or directors.

Board’s Role in Risk Oversight

The Board of Directors assesses on an ongoing basis the risks faced by SW China.  These risks include financial, technological, competitive, and operational risks.  The Board dedicates time at each of its meetings to review and consider the relevant risks faced at that time.  In addition, since SW China does not have an Audit Committee, the Board of Directors is also responsible for the assessment and oversight of SW China’s financial risk exposures.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, require SW China's executive officers, directors and persons who own more than 10% of a registered class of SW China's equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of common stock and other equity securities of SW China on Form(s) 3, 4, and 5, respectively.  Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish SW China with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that for the fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with during the period.

Item 11.  Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers from inception on February 23, 2011 through December 31, 2011.  Our fiscal year end is December 31.  No compensation has been paid to our officers from inception on February 23, 2011 through December 31, 2011.  We have no plans to begin paying our officers any cash compensation during the current fiscal year ending December 31, 2012.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value & Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Totals ($)

Seon Won President, CEO	2011	0	0	0	0	0	0	0	0

Jae Hwang, CFO, Secretary, Treasurer	2011	0	0	0	0	0	0	0	0

The following table sets forth information with respect to compensation paid by us to our directors from inception on February 23, 2011 through December 31, 2011.  Our fiscal year end is December 31.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)

Seon Won	0	0	0	0	0	0	0
Jae Hwang	0	0	0	0	0	0	0

All compensation received by our officers and directors has been disclosed.  There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Employment Agreements

We have not entered into any employment agreements with any of our officers or directors.  As of March 21, 2012 we had no employees other than those listed above.  All future employment arrangements are subject to the discretion of our Board of Directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Officer Compensation

Seon Won received 69,200,000 shares of our shares of our common stock and Jae Hwang received 30,800,000 shares of our common stock as compensation for their services.  These shares were issued on February 23, 2011 and were issued as Founder’s Shares.  We have no plans to begin paying our officers any cash compensation during the current fiscal year ending December 31, 2012.

Director Compensation

We have no plans to begin paying our directors any cash compensation until our business becomes operationally profitable.  We may, however, reimburse our directors for any out-of-pocket travel and lodging expenses associated with their attendance of Board meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership as of March 21, 2012 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.  Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

As of March 21, 2012, we had 112,570,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class (Common)	Shares of Preferred Stock	Percentage of Class (Preferred)

Officers and Directors
Seon Won, President and CEO	69,200,000	61.5%	-0-	0%

Jae Hwang, CFO, Treasurer and Secretary	30,800,000	27.4%	-0-	0%

All officers and directors as a group (2 persons)	100,000,000	88.8%	-0-	0%

Five Percent Stockholders
None

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any authorized Equity Compensation Plans nor do we intend to establish any such plans during the fiscal year ending December 31, 2012.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of SW China.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We are currently operating out of office space provided by our treasurer and secretary, Jae Hwang.  This arrangement was agreed upon by Mr. Hwang on a rent-free basis for an indeterminate period of time.  There is no written agreement or other material terms or arrangements relating to this arrangement.  Should Mr. Hwang become uninvolved in our business this arrangement would certainly come to an end and we would be required to seek office space elsewhere, potentially at great expense to us.

As of December 31, 2011, our president and chief executive officer, Seon Won, had loaned us $35,650.  This note is payable on demand and is non-interest bearing.  As of December 31, 2011 this note has accrued $1,629 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

Further, we rely especially heavily on Mr. Won’s knowledge and vast experience in the beauty supply industry.  Mr. Won intends to spend approximately 50% of his professional time on our business.  We have not formulated a plan to resolve any possible conflict of interest with his other competing business activities, which happen to be in the same industry.  Significant potential conflicts include the possibility of Mr. Won’s suppliers entering into exclusivity arrangements with his outside business interests and/or providing his outside business interests with terms that are more favorable than they would be willing to provide us.

Other than the foregoing, we do not currently have any conflicts of interest.  We have not yet formulated a policy for handling conflicts of interest.  However, we intend to do so prior to hiring any additional employees.

On February 23, 2011 we issued an aggregate of 100,000,000 restricted shares of common stock, par value $0.0001, to our officers, Seon Won and Jae Hwang, as founder stock; Mr. Won and Mr. Hwang received 69,200,000 and 30,800,000 shares, respectively.  On the same date we issued 5,000,000 restricted shares of our common stock to Taurus Financial Partners, LLC, which were valued at $50,000, or $0.01 per share.  Because of their positions and involvement in our business organization and development, Mr. Won, Mr. Hwang, and Taurus Financial Partners, LLC are considered promoters as defined by Rule 405 of the Securities Act.  As of March 21, 2012, we have no agreements in place to provide additional compensation to any of our promoters.

Indemnification

Under our Articles of Incorporation and Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his/her position, if he/she acted in good faith and in a manner he/she reasonably believed to be in our best interest.  We may advance expenses incurred in defending a proceeding.  To the extent that the officer or director is successful on the merits in a proceeding as to which he/she is to be indemnified, we must indemnify him/her against all expenses incurred, including reasonable attorney's fees.  With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order.  The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to officers or directors under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Director Independence

The OTCBB on which we plan to have our shares of common stock quoted does not have any director independence requirements.  In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15).  Based on these widely-accepted criteria, we have determined that none of our directors are independent at this time.

No member of management is or will be required by us to work on a full time basis.  Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, New York Stock Exchange (NYSE), American Stock Exchange (AMEX), and NASDAQ Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance.  These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the NASDAQ Stock Market.  Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees.  As a result, these directors have the ability, among other things, to determine their own level of compensation.  Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required.  However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002.  The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers.  The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the annual audit of our financial statements and review of financial statements included in our quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

From February 23, 2011 (inception) through December 31, 2011

Audit Fees	$4,000
Audit Related Fees	-0-
Tax Fees	-0-
All Other Fees	-0-

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board of Directors, as well as the limited financial resources and minimal operations of SW China, our Board acts as our Audit Committee.  Our Board pre-approves all audit and permissible non-audit services.  These services may include audit services, audit-related services, tax services and other services.  Our Board approves these services on a case-by-case basis.

PART IV

Item 15.  Exhibits, Financial Statements Schedules

The following documents are filed as a part of this Annual Report:

(1)

Financial Statements

The financial statements required to be filed as part of this report are set forth in Item 8 of Part II of this Annual Report.

(2)

Financial Statement Schedules

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3)

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

* Incorporated by our Registration Statement on Form S-1 filed May 3, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 23rd day of March, 2012.

SW CHINA IMPORTS, INC.

By:

/s/ Seon Won

Seon Won

President, Chief Executive Officer,

Principal Executive Officer and Director

By:

/s/ Jae Hwang

Jae Hwang

Secretary, Treasurer, Chief Financial Officer,

Principal Accounting Officer and Director