Form 10-Q
period 2012-03-31
SW China Imports, Inc.
filed 2012-05-04
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

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

Yes ☒      No ☐

The number of shares outstanding of the Registrant's common stock, $0.0001 par value, as of May 1, 2012, was 112,570,000.

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

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	3/31/12 (unaudited)	12/31/11 (audited)
Current assets:
Cash	$7,175	$14,773
	7,175	14,773

Total assets:	$7,175	$14,773

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$1,778	-
Note payable to stockholder	40,750	35,650
	42,528	35,650

Total liabilities	$42,528	$35,650

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 112,570,000 and 111,570,000 shares issued and outstanding, respectively	11,257	11,157
Additional paid-in capital	116,961	106,172
(Deficit) accumulated during the development stage	(153,571)	(138,206)
Less common stock subscribed	(10,000)	-

Total stockholders’ (deficit)	$(35,353)	$(20,877)

Total liabilities and stockholders’ (deficit)	$7,175	$14,773

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended 3/31/12	For the period from February 23, 2011 (inception) to 3/31/11	For the period from February 23, 2011 (inception) to 3/31/12

Revenues, net	$-	$-	$-

Cost of revenues	-	-	-

Gross profit	-	-	-

Expenses:
General and administrative	2,651	-	2,728
Marketing expense	1,000	-	1,000
Consulting fees	8,825	100,000	141,325
Accounting fees	2,000	1,000	6,000
Total expenses	14,476	101,000	151,053

(Loss) from operations	(14,476)	(101,000)	(151,053)

Other income (expense):
Interest expense	(889)	-	(2,518)
Total other income (expense)	(889)	-	(2,518)

Provision for income taxes	-	-	-

Net (loss)	$(15,365)	$(101,000)	$(153,571)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	111,987,582	110,000,000

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from February 23, 2011 (inception) to March 31, 2012

(unaudited)

Description	Common Stock		Additional Paid-In Capital	Common Stock	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount		Subscribed

Balance, February 23, 2011 (inception)	-	$-	$-	$-	$-	$-

Issuance of common shares to directors (founder’s shares)	100,000,000	10,000	(10,000)	-	-	-

Issuance of common shares to consultants	10,000,000	1,000	99,000	-	-	100,000

Issuance of common shares for cash	1,570,000	157	15,543	-	-	15,700

Imputed interest on related party loan	-	-	1,629	-	-	1,629

Net (loss) for the period	-	-	-	-	(138,206)	(138,206)

Balance, December 31, 2011 (audited)	111,570,000	$11,157	$106,172	$-	$(138,206)	$(20,877)

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from February 23, 2011 (inception) to March 31, 2012

(unaudited)

(continued)

Description	Common Stock		Additional Paid-In Capital	Common Stock	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount		Subscribed

Balance, December 31, 2011 (audited)	111,570,000	$11,157	$106,172	$-	$(138,206)	$(20,877)

Issuance of common shares for cash	1,000,000	100	9,900	(10,000)	-	-

Imputed interest on related party loan	-	-	889	-	-	889

Net (loss) for the period	-	-	-	-	(15,365)	(15,365)

Balance, March 31, 2012 (unaudited)	112,570,000	$11,257	$116,961	$(10,000)	$(153,571)	$(35,353)

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended 3/31/12	For the period from 2/23/11 (inception) to 3/31/11	For the period from 2/23/11 (inception) to 3/31/12
Cash flows from operating activities:
Net (loss)	$(15,365)	$(101,000)	$(153,571)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Common stock issued in connection with services provided by consultants	-	100,000	100,000
Imputed interest on related party loan	889	-	2,518
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	1,778	-	1,778

Net cash provided (used) by operating activities	(12,698)	(1,000)	(49,275)

Cash flows from financing activities:
Increase in notes payable to a stockholder	5,100	1,000	40,750
Proceeds from issuance of common stock	-	-	15,700

Net cash provided (used) by financing activities	5,100	1,000	56,450

Net increase (decrease) in cash	(7,598)	-	7,175

Cash – beginning of period	14,773	-	-

Cash – end of period	$7,175	$-	$7,175

Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s shares)	-	10,000	10,000
Issuance of common shares for common stock subscribed	10,000	-	10,000
	10,000	10,000	20,000
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of March 31, 2012, Statements of Operations for the three months ended March 31, 2012, cumulative from February 23, 2011 (inception) to March 31, 2011, and cumulative from February 23, 2011 (Inception) to March 31, 2012, Statement of Stockholder’s (Deficit) for the cumulative period from February 23, 2011 (Inception) to March 31, 2012, and the Statements of Cash Flows for the three months ended March 31, 2012, cumulative from February 23, 2011 (inception) to March 31, 2011, and cumulative from February 23, 2011 (Inception) to March 31, 2012, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at March 31, 2012 and its results of operations and its cash flows for the periods ended March 31, 2012 and cumulative from February 23, 2011 (inception) to March 31, 2012.  The results for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012.

Organization

SW China Imports, Inc. (“Company” or “SW China Imports”) is a development stage company with minimal operations.  SW China Imports was incorporated under the laws of the State of Nevada on February 23, 2011.  The Company’s business plan calls for the Company to import high-end handmade lace wigs and hairpieces, as well as other beauty supplies and products, manufactured in China and South Korea into the United States.  SW China Imports intends to sell these products in bulk to beauty supply stores, hair salons, and independent hair stylists.  SW China Imports also intends to sell its products directly to the retail consumer via the Internet.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period ended March 31, 2012 and for the period February 23, 2011 (inception) to March 31, 2012.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of March 31, 2012 and December 31, 2011 the Company had no cash equivalents.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of March 31, 2012 the Company had no investments.

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

As of March 31, 2012 and December 31, 2011 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period ended March 31, 2012 and cumulative from February 23, 2011 (inception) to March 31, 2012 the Company had no dilutive financial instruments issued or outstanding.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of March 31, 2012, the Company had a working capital deficiency of ($35,353).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

During the period February 23, 2011 (inception) to March 31, 2012 the Company issued an aggregate of 112,570,000 shares as follows:

•

100,000,000 shares to its officers as Founder’s Shares;

•

10,000,000 shares to consultants for total consideration of $100,000, or $0.01 per share, based on the value of the services performed;

•

1,570,000 shares to investors for $15,700 in cash ($0.01 per share); and

•

1,000,000 shares to an investor that has subscribed to pay the Company $10,000 in cash ($0.01 per share).

As of March 31, 2012, the Company had 112,570,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 50,000,000 shares with a par value of $0.0001 per share.

As of March 31, 2012, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Income Taxes

The provision (benefit) for income taxes for the period from February 23, 2011 (inception) to March 31, 2012 was as follows, assuming a 35 percent effective tax rate:

For the period February 23, 2011 (inception) to March 31, 2012
Current tax provision:
Federal
Taxable income	$-

Total current tax provision	$-

Deferred tax provision:
Federal
Loss carryforwards	$18,128
Change in valuation allowance	(18,128)

Total deferred tax provision	$-

As of March 31, 2012, the Company had approximately $51,793 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2031.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from February 23, 2011 (inception) to March 31, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 6 – Related Party Transactions

As of March 31, 2012, the Company operated out of office space that is being provided to us by our treasurer and secretary, Jae Hwang, free of charge.  There is no written agreement or other material terms relating to this arrangement.

For the period February 23, 2011 (inception) to March 31, 2012 the Company’s rent expense was zero.  This is because of the short time period and the minimal level of operating activities that have transpired during this period of time.

As of March 31, 2012, the Company had a note payable to a related party stockholder in the amount of $40,750.  This note is payable on demand and is non-interest bearing.  As of March 31, 2012 this note has accrued $2,518 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

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

NOTE 8 – Subsequent Events

There were no material subsequent events through the date these financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with limited operations and are not currently generating any revenues from our business operations.  Our independent registered public accounting firm has issued a going concern opinion in their audit report dated March 22, 2012, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 23, 2012.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  Accordingly, we must raise additional cash to sustain our limited operations.

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

Plan of Operations

We plan is to import high-end handmade lace wigs and hairpieces manufactured overseas, as well as other beauty supplies and accessories, into the United States.  We intend to sell our products in bulk to beauty supply stores, hair salons, and independent hair stylists.  We will also offer our products directly to the retail consumer via the Internet.

It is important to note that we are a development stage business with minimal business activity.  As of March 31, 2012 we have not begun importing any lace wigs or hairpieces.  Further, we do not have any formal agreements in place with any beauty supply stores, hair salons or independent hair stylists; our discussions with potential distributors have been limited solely to exploratory talks until we can demonstrate our ability to procure and deliver our products in a timely manner and in sufficient quantities.

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

Status as a Shell Company

As of March 31, 2012, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended.  Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Results of Operations

Three Months Ended March 31, 2012

Revenues.  As of March 31, 2012, we have not generated any revenues and remain a development stage company.

Net Loss.  We had net losses of ($15,365) and ($101,000) for the three months ended March 31, 2012 and the cumulative period from February 23, 2011 (inception) through March 31, 2011, respectively.  Our net losses were attributable to costs related to an offering of our common stock and complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Operating Expenses.  Our total operating expenses for the three months ended March 31, 2012 and February 23, 2011 (inception) through March 31, 2011 were $14,476 and $101,000, respectively.  Our operating expenses were attributable to costs related to an early offering of our common stock and complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other income (expenses).  During the period ended March 31, 2012 we recorded $889 in imputed interest expenses related to a note outstanding payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Cumulative During the Development Stage – February 23, 2011 (inception) through March 31, 2012

For ease of reading we refer to the period of February 23, 2011 (inception) through March 31, 2012 as the “Developmental Period”.

Revenues.  We have not generated any revenues during the Developmental Period.

Net Loss.  We have incurred a net loss of ($153,571) during the Developmental Period.  The net loss was primarily attributable to organizational costs related to our formation, an early offering of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Operating Expenses.  Our total operating expenses for the Developmental Period were $151,053.  These operating expenses were primarily attributable to organizational costs related to our formation, an early offering of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other income (expense).  We have incurred $2,518 in imputed interest expense from a related party loan during the Development Period which has been recorded in the financial statements under additional paid-in capital.

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($35,353) as of March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2012, we had $7,175 in cash.  We had no other assets.  Our total liabilities were $42,573 which consisted of $1,778 in accounts payable and $40,750 in a note payable to a related party.  This note is a demand note and does not bear interest.  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

We expect to incur continued losses over the next 12 months, possibly even longer.  As of March 31, 2012, we had nominal assets consisting of cash on hand and we believe that we need at least $125,000 to commence operations and meet our minimal working capital requirements over the next 12 months.

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

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated March 22, 2012, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 23, 2012.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  Our financial statements found within this Quarterly Report on Form 10-Q and the aforementioned Annual Report on Form 10-K contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off –Balance Sheet Operations

As of March 31, 2012, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of SW China’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended March 31, 2012 and March 31, 2011, and cumulative from February 23, 2011 (inception) to March 31, 2012.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SW China considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of March 31, 2012, SW China had $7,175 in cash on hand.

Investments

SW China accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of March 31, 2012, SW China had no investments.

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

As of March 31, 2012 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three ended March 31, 2012 and cumulative from February 23, 2011 (inception) to March 31, 2012 SW China had no dilutive financial instruments issued or outstanding.

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

Contractual Obligations

As of March 31, 2012, SW China no contractual obligations.

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

Based on management’s assessment, we have concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since our inception on February 23, 2011 and, as of March 31, 2012, have not been remedied.

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

* Incorporated by our Registration Statement on Form S-1 filed May 3, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 4th day of May, 2012.

SW CHINA IMPORTS, INC.

By:

/s/ Seon Won

Seon Won

President, Chief Executive Officer,

Principal Executive Officer and Director

By:

/s/ Jae Hwang

Jae Hwang

Secretary, Treasurer, Chief Financial Officer,

Principal Accounting Officer and Director