Form 10-Q
period 2012-06-30
SW China Imports, Inc.
filed 2012-08-15
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

Yes ☒      No ☐

The number of shares outstanding of the Registrant's common stock, $0.0001 par value, as of August 14, 2012, was 111,570,000.

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

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	6/30/12 (unaudited)	12/31/11 (audited)
Current assets:
Cash	$3,374	$14,773
	3,374	14,773

Total assets:	$3,374	$14,773

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$99	-
Note payable to stockholder	40,750	35,650
	40,849	35,650

Total liabilities	$40,849	$35,650

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 112,570,000 and 111,570,000 shares issued and outstanding, respectively	11,257	11,157
Additional paid-in capital	117,850	106,172
(Deficit) accumulated during the development stage	(156,582)	(138,206)
Less common stock subscribed	(10,000)	-

Total stockholders’ (deficit)	$(37,475)	$(20,877)

Total liabilities and stockholders’ (deficit)	$3,374	$14,773

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended 6/30/12	For the three months ended 6/30/11	For the six months ended 6/30/12	For the period from 2/23/11 (inception) to 6/30/11	Cumulative from 2/23/11 (inception) to 6/30/12

Revenues, net	$-	$-	$-	$-	$-

Cost of revenues	-	-	-	-	-

Gross profit	-	-	-	-	-

Expenses:
General and administrative	-	-	575	-	652
Consulting fees	-	-	1,000	50,000	51,000
Legal fees	750	-	9,575	50,000	7,000
Accounting fees	1,000	1,000	3,000	2,000	92,075
Transfer agent fees	372	-	2,448	-	2,448
Total expenses	2,122	1,000	16,598	102,000	153,175

(Loss) from operations	(2,122)	(1,000)	(16,598)	(102,000)	(153,175)

Other income (expense)
Interest expense	(889)	-	(1,778)	-	(3,407)
Total other income (expense)	(889)	-	(1,778)	-	(3,407)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(3,011)	$(1,000)	$(18,376)	$(102,000)	$(156,582)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	112,570,000	110,000,000	112,307,705	110,000,000

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from February 23, 2011 (inception) to June 30, 2012

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

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from February 23, 2011 (inception) to June 30, 2012

(unaudited)

(continued)

Description	Common Stock		Additional Paid-In Capital	Common Stock	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount		Subscribed

Balance, December 31, 2011 (audited)	111,570,000	$11,157	$106,172	$-	$(138,206)	$(20,877)

Issuance of common shares for cash	1,000,000	100	9,900	(10,000)	-	-

Imputed interest on related party loan	-	-	1,778	-	-	1,778

Net (loss) for the period	-	-	-	-	(18,376)	(18,376)

Balance, June 30, 2012 (unaudited)	112,570,000	$11,257	$117,850	$(10,000)	$(156,582)	$(37,475)

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended 6/30/12	For the period from 2/23/11 (inception) to 6/30/11	Cumulative from 2/23/11 (inception) to 6/30/12
Cash flows from operating activities:
Net (loss)	$(18,376)	$(102,000)	$(156,582)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Common stock issued in connection with services provided by consultants	-	100,000	100,000
Imputed interest on related party loan	1,778	-	3,407
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	99	-	99

Net cash provided (used) by operating activities	(16,499)	(2,000)	(53,076)

Cash flows from financing activities:
Increase in notes payable to a stockholder	5,100	2,000	40,750
Proceeds from issuance of common stock	-	-	15,700

Net cash provided (used) by financing activities	5,100	2,000	56,450

Net increase (decrease) in cash	(11,399)	-	3,374

Cash – beginning of period	14,773	-	-

Cash – end of period	$3,374	$-	$3,374

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

(continued)

	For the six months ended 6/30/12	For the period from 2/23/11 (inception) to 6/30/11	Cumulative from 2/23/11 (inception) to 6/30/12
Non-cash investing and financing activities
Issuance of common shares to directors (founder’s shares)	-	10,000	10,000
Issuance of common shares for common stock subscribed	10,000	-	10,000
	10,000	10,000	20,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of June 30, 2012, Statements of Operations for the three months ended June 30, 2012 and June 30, 2011, for the six months ended June 30, 2012, for the period from February 23, 2011 (inception) to June 30, 2011, and cumulative from February 23, 2011 (Inception) to June 30, 2012, Statement of Stockholder’s (Deficit) for the cumulative period from February 23, 2011 (Inception) to June 30, 2012, and the Statements of Cash Flows for the six months ended June 30, 2012, for the period from February 23, 2011 (inception) to June 30, 2011, and cumulative from February 23, 2011 (Inception) to June 30, 2012, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at June 30, 2012 and its results of operations and its cash flows for the period ended June 30, 2012 and cumulative from February 23, 2011 (inception) to June 30, 2012.  The results for the period ended June 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period ended June 30, 2012 and for the period February 23, 2011 (inception) to June 30, 2012.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2012 and December 31, 2011 the Company had no cash equivalents.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of June 30, 2012 the Company had no investments.

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

As of June 30, 2012 and December 31, 2011 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period ended June 30, 2012 and cumulative from February 23, 2011 (inception) to June 30, 2012 the Company had no dilutive financial instruments issued or outstanding.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of June 30, 2012, the Company had a working capital deficiency of ($37,475).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

During the period February 23, 2011 (inception) to June 30, 2012 the Company issued an aggregate of 112,570,000 shares as follows:

•

100,000,000 shares to its officers as Founder’s Shares;

•

10,000,000 shares to consultants for total consideration of $100,000, or $0.01 per share, based on the value of the services performed;

•

1,570,000 shares to investors for $15,700 in cash ($0.01 per share); and

•

1,000,000 shares to an investor that has subscribed to pay the Company $10,000 in cash ($0.01 per share).

As of June 30, 2012, the Company had 112,570,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 50,000,000 shares with a par value of $0.0001 per share.

As of June 30, 2012, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Income Taxes

The provision (benefit) for income taxes for the period from February 23, 2011 (inception) to June 30, 2012 was as follows, assuming a 35 percent effective tax rate:

	For the six months ended June 30, 2012		For the period February 23, 2011 (inception) to June 30, 2012
Current tax provision:
Federal
Taxable income	$-	$

Total current tax provision	$-	$

Deferred tax provision:
Federal
Loss carryforwards	$6,432		$19,804
Change in valuation allowance	(6,432)		(19,804)

Total deferred tax provision	$-		$-

As of June 30, 2012, the Company had approximately $56,582 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2031.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from February 23, 2011 (inception) to June 30, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 6 – Related Party Transactions

As of June 30, 2012, the Company operated out of office space that is being provided to us by our treasurer and secretary, Jae Hwang, free of charge.  There is no written agreement or other material terms relating to this arrangement.

As of June 30, 2012, the Company had a note payable to a related party stockholder in the amount of $40,750.  This note is payable on demand and is non-interest bearing.  As of June 30, 2012 this note has accrued $3,407 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

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

NOTE 8 – Subsequent Events

On August 6, 2012 the Company cancelled and returned to its treasury 1,000,000 shares of its subscribed common stock, $0.0001 par value.  A Form 8-K was filed with the Securities and Exchange Commission on August 7, 2012 disclosing this share cancellation.

As of August 14, 2012 the Company had 111,570,000 shares of its common stock issued and outstanding.

No other material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

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

It is important to note that we are a development stage business with minimal business activity.  As of June 30, 2012 we have not begun importing any lace wigs or hairpieces.  Further, we do not have any formal agreements in place with any beauty supply stores, hair salons or independent hair stylists; our discussions with potential distributors have been limited solely to exploratory talks until we can demonstrate our ability to procure and deliver our products in a timely manner and in sufficient quantities.

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

Status as a Shell Company

As of June 30, 2012, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended.  Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Results of Operations

Three Months Ended June 30, 2012

Revenues.  As of June 30, 2012, we have not generated any revenues and remain a development stage company.

Net Income (Loss).  We had a net loss of ($3,011) for the three months ended June 30, 2012 compared to a net loss of ($1,000) for the period a year ago.  This represents an increase in net loss of $2,011, or 201.1%.  Our net loss was attributable to complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Operating Expenses.  Our total operating expenses for the three months ended June 30, 2012 were $2,122 compared to $1,000 for the same period a year ago.  This represents an increase in operating expenses of $1,122, or 112.2%.  Our operating expenses were entirely related to complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other income (expenses).  During the three months ended June 30, 2012 we recorded $889 in imputed interest expenses related to a note outstanding payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.  We incurred similar expenses during the same period a year ago.

Six Months Ended June 30, 2012

Revenues.  As of June 30, 2012, we have not generated any revenues and remain a development stage company.

Net Income (Loss).  We had a net loss of ($18,376) for the six months ended June 30, 2012 compared to a net loss of ($102,000) for the period from February 23, 2011 (inception) through June 30, 2011.  The net loss for the period was the result of ongoing SEC compliance and reporting requirements, which consisted primarily of legal, accounting and outside consulting fees.  The period from February 23, 2011 (inception) through June 30, 2011 included various one-time costs, including $100,000 paid to outside consultants.

Operating Expenses.  Our total operating expenses for the six months ended June 30, 2012 were $16,598, which is an $85,402, or 83.7%, decline compared to operating expenses of $102,000 for the period from February 23, 2011 (inception) through June 30, 2011.  Our operating expenses were entirely related to complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.  The period from March 3, 2011 (inception) through June 30, 2011 included various one-time startup costs, including $100,000 paid to outside consultants.

Other income (expenses).  During the three months ended June 30, 2012 we recorded $1,778 in imputed interest expenses related to a note outstanding payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.  We incurred similar expenses during the period from February 23, 2011 (inception) through June 30, 2011.

Cumulative During the Development Stage – February 23, 2011 (inception) through June 30, 2012

For ease of reading we refer to the period of February 23, 2011 (inception) through June 30, 2012 as the “Developmental Period”.

Revenues.  We have not generated any revenues during the Developmental Period.

Net Loss.  We have incurred a net loss of ($156,582) during the Developmental Period.  The net loss was primarily attributable to organizational costs related to our formation, an early offering of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Operating Expenses.  Our total operating expenses for the Developmental Period were $153,175.  These operating expenses were primarily attributable to organizational costs related to our formation, an early offering of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other income (expenses).  During the Developmental Period we recorded $3,407 in imputed interest expenses related to a note outstanding payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($37,475) as of June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2012, we had $3,374 in cash.  We had no other assets.  Our total liabilities were $40,849 which consisted of $99 in accounts payable and $40,750 in a note payable to a related party.  This note is a demand note and does not bear interest.  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

We expect to incur continued losses over the next 12 months, possibly even longer.  As of June 30, 2012, we had nominal assets consisting of cash on hand and we believe that we need at least $125,000 to commence operations and meet our minimal working capital requirements over the next 12 months.

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

Off –Balance Sheet Operations

As of June 30, 2012, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of SW China’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended June 30, 2012 and June 30, 2011, and cumulative from February 23, 2011 (inception) to June 30, 2012.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SW China considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2012, SW China had $3,374 in cash on hand.

Investments

SW China accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of June 30, 2012, SW China had no investments.

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

As of June 30, 2012 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three months ended June 30, 2012 and cumulative from February 23, 2011 (inception) to June 30, 2012 SW China had no dilutive financial instruments issued or outstanding.

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

Contractual Obligations

As of June 30, 2012, SW China no contractual obligations.

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

Based on management’s assessment, we have concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since our inception on February 23, 2011 and, as of June 30, 2012, have not been remedied.

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

* Incorporated by our Registration Statement on Form S-1 filed May 3, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 14th day of August, 2012.

SW CHINA IMPORTS, INC.

By:

/s/ Seon Won

Seon Won

President, Chief Executive Officer,

Principal Executive Officer and Director

By:

/s/ Jae Hwang

Jae Hwang

Secretary, Treasurer, Chief Financial Officer,

Principal Accounting Officer and Director