Form 10-K
period 2012-12-31
SW China Imports, Inc.
filed 2013-02-11
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Yes ☒      No ☐

As of February 6, 2013, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $22,330,000, based upon the closing sale price as reported by the OTC Bulletin Board on that date.

As of February 6, 2013, there were 500,000,000 shares of our common stock, $0.0001 par value issued and outstanding.

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

As used in this Annual Report, the terms "we", "us", "our", "SW China", “Registrant”, and “Issuer” means SW China Imports, Inc. unless the context clearly requires otherwise.

Item 1.  Business

Overview of Our Business

We were incorporated on February 23, 2011 in the State of Nevada.  Our plan is to import high-end handmade lace wigs, hairpieces, and other beauty supplies and accessories manufactured overseas into the United States.  We intend to sell our products in bulk to beauty supply stores, hair salons, and independent hair stylists.  We will also offer our products directly to the retail consumer via the Internet.

Industry Background

The wig and hair goods industry is highly fragmented and served primarily through local “mom and pop” retailers, hair salons and, increasingly, over the Internet.  According to a report issued by The Wig Industry (www.wigindustry.com), annual sales of wigs and hairpieces in the United States and Canada were estimated to have increased from approximately $200 million in the 1960s to around $900 million in the 1990s, and peaked at nearly $2 billion in 2007.  The market experienced a drop in sales to about $1.7 billion in 2008, which was attributed to the weak economy in general and is projected to recover as the overall economy starts to improve.  The Wig Industry report estimates that due to the continued weak economy that it may take several years for the industry to return to the $2+ billion annual level.

The rapid growth experienced in the industry during the 2000s is believed to be the result of introductions of new products, particularly mass produced wigs and high-end lace wigs.  The majority of these wigs and hairpieces were imported from China, South Korea, and to a lesser extent Southeast Asia.  There were some imports from Europe – notably France and Switzerland – but the market for these products is limited because they are substantially more costly to import.  Typically, a high-end lace wig imported from Asia costs between $350 to $1,200 whereas its European counterpart costs anywhere from $3,000 to $9,000.

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

Although synthetic fibers comprise the majority of all wigs and hairpieces imported into the United States and Canada, the market for wigs and hairpieces made from human hair remains substantial and is estimated to account for over half of the industry’s overall dollar volume.  Most of the hair used to create wigs and hairpieces is originally imported from India, China, South America, Israel, and some Russian satellite nations.  Prices for human hair wigs and hairpieces typically range between $300 and $1,500, with prices for custom made wigs and hairpieces starting at around $2,000 and going up to $8,000, sometimes even higher.

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

It is important to note that we are a development stage business with minimal business activity.  As of February 6, 2013 we have not begun importing any lace wigs, hairpieces, or beauty supplies.  Further, we do not have any formal agreements in place with any beauty supply stores, hair salons, or independent hair stylists; our discussions with potential distributors have been limited solely to exploratory talks until we can demonstrate our ability to procure and deliver our products in a timely manner and in sufficient quantities.

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

Proposed Milestones to Implement Business Operations

The following milestones are based on estimates made by our management team.  The working capital requirements and the projected milestones are approximations and are subject to adjustments.  Our initial baseline budget is based on our internal projections on minimal capital needs of $125,000 over the next 12 months.  Presently we are seeking additional sources of financing to commence execution of our business plan.  There is no assurance that we will be able to secure this financing, or if available, on terms that will be acceptable to us.

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

Financing

We presently are exploring various sources of funding, including debt and equity investment.  Without limiting our available options, future financings will most likely require the issuance and sale of additional shares of our common stock.  It is possible that we could also offer preferred stock, warrants, options and/or rights in conjunction with any future financing packages.  However, we can give no assurance that financing will be available to us, and if available to us, in amounts or on terms acceptable to us.  If we cannot secure adequate financing, we may be forced to cease operations and you will lose your entire investment.

It is important to note that as of February 6, 2013 we had 500,000,000 shares of our common stock issued and outstanding.  Our Articles of Incorporation authorizes us to issue a maximum of 500,000,000 shares of common stock.  In order to continue financing our operations through the issuance and sale of common stock we will need to amend our Articles of Incorporation to increase the number of authorized shares of common stock.  Presently there are no plans to increase the number of authorized shares of common stock, but we cannot give any assurances that we will not increase – possibly significantly – the number of authorized shares of our common stock in the future should the opportunity to secure the additional financing necessary to continue and expand our operations arise.

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

Property and Equipment

Our principal executive offices are located at 15800 Crabbs Branch Way, Ste. 310, Rockville, MD  20855.  This office space is being provided to us by our former treasurer and secretary, Jae Hwang, free of charge.  Mr. Hwang remains a shareholder in SW China Imports and, as of February 6, 2013, owned 39,000,000 shares, or 7.8% of the issued and outstanding shares.

We do not hold ownership or leasehold interest in any property or equipment.

Executive Offices and Telephone Number

Our executive office and main telephone number is currently:

15800 Crabbs Branch Way, Ste. 310

Rockville, MD  20855

Tel: (240) 477-7738

Fax: (240) 715-9116

www.swchinaimports.com

This office space is being provided to us by our former treasurer and secretary, Jae Hwang, free of charge.  Mr. Hwang remains a shareholder in SW China Imports and, as of February 6, 2013, owned 39,000,000 shares, or 7.8% of the issued and outstanding shares.  If Mr. Hwang decides to no longer allow us access to this office space in the future it would force us to seek outside office space elsewhere, potentially at a very high cost.

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

The economic conditions starting in late 2008 and extending through 2012 in the United States has contributed, and may continue to contribute to, high unemployment levels, lower consumer spending and reduced credit availability, and has in general impacted overall business and consumer confidence.  If such conditions continue or worsen, they could have an impact on wholesale and retail purchases of our products, which could affect our future sales, overall business, and force us to cease operations in which case investors could lose their entire investment.

Company Risk Factors

We lack an operating history and have losses which we expect to continue into the future.  There is no assurance our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably, our business will fail.

We were incorporated on February 23, 2011, have generated no revenues and as of December 31, 2012 have incurred ($59,044,272) in losses.  We have very little operating history upon which an evaluation of our future success or failure can be made.  We have not achieved profitability and expect to continue to incur net losses over the next 12 months, probably even longer.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

There is substantial uncertainty as to whether we will continue operations.  If we discontinue operations, you could lose your entire investment.

Our independent registered public accounting firm has discussed their uncertainty regarding our business operations in their audit report dated February 11, 2013, which is included in the audited financial statements that are a part of this Annual Report.  This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  As such, we may have to cease operations and you could lose your entire investment.

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

Before we can eliminate our status as a shell company we will need to, at a minimum, (i) purchase our initial inventory of products and (ii) begin generating revenues through selling our lace wigs, hairpieces, and beauty supplies through beauty supply stores, hair salons, independent hair stylists, and directly to the consumer via the Internet.  Since inception, we have primarily been engaged in organizational efforts and developing our overall business plan and future growth strategy.

Additionally, because we are currently a shell company with nominal assets and operations, there is a risk that we will be unable to continue as a going concern.  We anticipate we will continue sustaining operating expenses over the next 12 months, probably even longer.  This will likely result in us continuing to incur net operating losses for the foreseeable future.  There is no guarantee that we will ever develop and sustain ongoing business operations.

We are highly dependent upon the continued services of our sole officer and director, Seon Won, and future key personnel.

Our future success is highly dependent on the continued services of Seon Won, our sole officer and director.  It is important to note that we do not have an employment contract with Mr. Won and that he is under no obligation to continue working for us.  Further, there have been no discussions with Mr. Won relating to entering into an employment contract.

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

Our sole officer and director, Seon Won, currently owns 59.4% of our issued and outstanding common stock and is able to control all corporate decisions, even if such decisions may not be in the best interest of minority shareholders.

Our sole officer and director, Seon Won, directly owns 297,000,000 shares of our common stock, or 59.4% of all issued and outstanding shares.  Accordingly, he can effectively control the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets.  The interests of Mr. Won may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Our operations are dependent upon third-party suppliers whose failure to perform adequately could disrupt our business operations.

We intend to import most, if not all, of our high-end handmade lace wigs, hairpieces, and other beauty supplies and accessories from third-parties.  Our ability to select and retain reliable vendors who provide timely deliveries of quality products will impact our success in meeting future customer demand for timely delivery of quality products.  We do not intend to enter into long-term contracts with our primary vendors and suppliers.  Rather, most of our imported products are to be supplied on a “purchase order” basis.  As a result, we may be subject to unexpected changes in pricing or supply of products.  In addition, the current credit crisis and turbulent macroeconomic environment may affect the liquidity and financial condition of our suppliers.  Should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular product, we may not be able to find alternative suppliers in a timely manner, if at all.  Any inability of our suppliers to timely deliver quality products or any unanticipated change in supply, quality or pricing of products could be disruptive to our business and affect our future sales.

Our reliance on manufacturing facilities and suppliers in Asia could make us vulnerable to supply interruptions related to the political, legal, and cultural environment in Asia.

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

•

labor unrest;

•

social, political, and economic instability;

•

restrictions on transfer of funds;

•

domestic and international customs and tariffs;

•

unexpected changes in regulatory environments; and

•

potentially adverse tax consequences.

Labor in Asia, particularly China, has historically been readily available at relatively low cost as compared to labor costs in North America.  China has experienced rapid social, political, and economic changes in recent years.  We cannot assure you that labor will continue to be available to us in China at costs consistent with historical levels or that changes in labor or other laws will not be enacted which would have a material adverse effect on our planned manufacturing operations in China.  A substantial increase in labor costs in China could have a material adverse effect on our business, results of operations, and financial condition.  Although China currently enjoys “most favored nation” trading status with the United States, the U.S. government has in the past proposed to revoke such status and to impose higher tariffs on products imported from China.  We cannot assure you that our business will not be affected by the aforementioned risks, each of which could have a material adverse effect on our business, potentially causing us to cease operations.

Our sole officer and director, Seon Won, dedicates a significant portion of his time to outside business interests which could result in his inability to properly manage company affairs, resulting in our remaining a development stage “shell company” with no revenues or profits.

The responsibility of developing our core business, raising capital, and fulfilling the reporting requirements of a public company all fall upon our sole officer and director, Seon Won.  Mr. Won is able to dedicate only about 50% of his professional time to our business, or approximately between 20 - 25 hours a week.

We rely especially heavily on Mr. Won’s knowledge and considerable experience in the beauty supply industry.  We have not formulated a plan to resolve any possible conflict of interest with his other competing business activities, which happen to be in the same industry.  Significant potential conflicts include the possibility of Mr. Won’s suppliers entering into exclusivity arrangements with his outside business interests and/or providing his outside business interests with terms that are more favorable than they would be willing to provide us.  In the event he is unable to fulfill any aspect of his duties, we may experience a shortfall or complete lack of revenue resulting in little or no profits and the eventual closure of our business.

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

•

our advertising, promotional, and marketing strategies may be less effective than planned and may fail to effectively reach our targeted consumer base or engender the desired consumption;

•

we may incur costs exceeding our expectations as a result of the launch of our products, including, for example, advertising, promotional and marketing expenses, sales return expenses, or other costs normally associated with launching new products;

•

our product pricing strategies may not be accepted by our anticipated customers and/or end-user consumers, which may result in our actual revenues being less than anticipated; and

•

any delays or difficulties impacting our, and our suppliers’, ability to timely manufacture, distribute and ship products, such as those discussed under the risk factor “our reliance on manufacturing facilities and suppliers in Asia could make us vulnerable to supply interruptions related to the political, legal, and cultural environment in Asia” could affect our ability to ship and deliver products to meet its customers’ deadlines and end-use consumer demands.

Each of the risks referred to above could delay or impede our ability to achieve our sales objectives, which could affect our future sales, overall business, and force us to cease operations in which investors could lose their entire investment.

Costs incurred because we are a public company may affect our future profitability.

As a public company, we incur significant legal, accounting, and other expenses, and we are subject to the SEC’s rules and regulations relating to public disclosure that generally involve a substantial expenditure of financial resources.  In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently contemplated and implemented by the SEC, requires changes in corporate governance practices of public companies.  We expect that full compliance with such rules and regulations will significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly, which may negatively impact our future financial results.  To the extent that our future earnings suffer as a result of the financial impact of our SEC reporting or compliance costs, our ability to develop an active trading market for our securities could be harmed.

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

Risk Factors Relating to Our Common Stock

There is a limited, volatile, and sporadic public trading market for our common stock and we cannot assure you that an active public trading market for our common stock will develop, of if developed, be sustained.  Even if a market further develops, you may not be able to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

There is presently a limited public trading market for our registered common stock which presently trades on the OTC Bulletin Board under the trading symbol “SWCI”.

An application for quotation on the OTC Bulletin Board was submitted by a market maker who agreed to sponsor the security and who demonstrated compliance with Rule 15c2-11 of the Securities Exchange Act of 1934 (“Exchange Act”).  The application for quotation of our registered common stock on the OTC Bulletin Board was accepted on September 11, 2012.  We also caused a different market maker to submit an application in September 2012 on our behalf to the Depository Trust Corporation (“DTC”) to become eligible for electronic trading (“DTC Eligible”).  We are currently approved for DTC electronic trading.

Even though our registered common stock is approved for quotation and electronic trading on the OTC Bulletin Board, the number of institutions and/or persons interested in purchasing our registered common stock at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including, among others, the fact that we are a small and unproven company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community responsible for generating or influencing trading volume, and that even if we were to come to the attention of such institutions and/or persons, they tend to be more risk averse and may be reluctant to follow an unproven business such as ours or purchase or recommend the purchase of our shares until such time as we have demonstrated sufficient success with our business plan.  As such, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without adversely affecting their share price.  We cannot assure you that an active public trading market for our registered common stock will develop and, if developed, be sustained.

Even if a sustained active public trading market develops for our registered common stock, the market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

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

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.  To the extent that we may seek additional funding in the future, our future funding sources may likely prohibit us from paying any dividends.  Because we do not intend to declare dividends, any gain on an investment in our shares of common stock will need to come through the appreciation of our common stock’s share price, for which we can give no assurances that our common stock will ever appreciate in value and, even if it does appreciate in value, that you will be able to sell your shares of our common stock for a profit.

We have anti-takeover provisions which may make it difficult to replace or remove our current management and could also result in significant dilution to an investment in our common stock.

Our Articles of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock and of up to 50,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors.  Our Board of Directors may, without requiring shareholder approval, issue shares of preferred stock with dividends, liquidation, conversion, voting or other rights which could supercede and/or adversely affect the voting power and/or other rights of the holders of our common stock.  The ability of our Board of Directors to issue shares of common stock and/or preferred stock may prevent any shareholder attempt to replace or remove current management and/or could make it extremely difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.  Additionally, the issuance of additional securities in the future may significantly reduce your proportionate ownership and voting power.

It is important to note that as of February 6, 2013 we had no shares of preferred stock issued or outstanding.

We are presently subject to the "Penny Stock" rules of the SEC which could limit the trading and liquidity of our common stock, adversely affect the market price of our common stock, and increase your transaction costs to sell shares of our common stock.

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

Our common stock presently trades under $5 a share and is subject to the “penny stock” rules.  The continued application of the “penny stock” rules to our common stock could limit the trading and liquidity of our common stock, adversely affect the market price of our common stock, or cause an increase the transaction costs related to of our common stock.

The OTC Bulletin Board is a quotation system, not an issuer listing service, market, or exchange.  Therefore, buying and selling stock on the OTC Bulletin Board is not as efficient as buying and selling stock through an exchange.

The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices, and volume limitations in over-the-counter securities.  Because trades and quotations on the OTC Bulletin Board involve a manual process, the market information for such securities cannot be guaranteed.  In addition, quote information, or even firm quotes, may not be available.  The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price.  Execution of trades, execution reporting, and the delivery of legal trade confirmation may be delayed significantly.  Consequently, you may not be able to sell shares of our common stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTC Bulletin Board, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price that was quoted by the OTC Bulletin Board at the time of the order entry.

Orders for OTC Bulletin Board securities may be cancelled or edited like orders for other securities.  All requests to change or cancel an order must be submitted to, received by, and processed by the OTC Bulletin Board.  Due to the manual order processing involved in handling OTC Bulletin Board trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit their order in a timely manner.  Consequently, you may not be able to sell shares of our common stock at optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTC Bulletin Board if the common stock or other security must be sold immediately.  Further, purchasers of securities may incur an immediate “paper” loss due to the price spread.  Moreover, dealers trading on the OTC Bulletin Board may not have a bid price for securities bought and sold through the OTC Bulletin Board.  As such, demand for securities that are traded through the OTC Bulletin Board may be decreased or eliminated.

We expect volatility in the price of our common stock, which may subject us to securities litigation and thereby divert our resources which may materially affect our profitability and results of operations or force us to cease operations.

If established, the market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may in the future be the target of similar litigation.  Securities litigation could result in substantial costs and liabilities, could divert management's attention and resources, and could ultimately force us to cease operations whereby you could lose your entire investment.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located at 15800 Crabbs Branch Way, Ste. 310, Rockville, MD  20855.  This office space is being provided to us by our former treasurer and secretary, Jae Hwang, free of charge.  Mr. Hwang remains a shareholder in SW China Imports and, as of February 6, 2013, owned 39,000,000 shares, or 7.8% of the issued and outstanding shares.

We do not hold ownership or leasehold interest in any property or equipment.

Item 3.  Legal Proceedings

No officer, director, or persons nominated for these positions, and no promoter or significant employee (current or former) of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.  We are not aware of any pending or threatened legal proceedings involving SW China Imports, Inc.

During the past ten (10) years, Seon Won has not been the subject of the following events:

1)

Any bankruptcy petition filed by or against any business of which Mr. Won was a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time;

2)

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

3)

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Won’s involvement in any type of business, securities or banking activities; and

4)

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

Our common stock started trading on the OTC Bulletin Board on September 11, 2012 under the trading symbol “SWCI”.  Currently there is only a limited, sporadic, and volatile market for our stock on the OTC Bulletin Board.  The following table sets forth the high and low sales prices of our common stock as reported by the OTC Bulletin Board for the periods indicated.  These prices represent prices between inter-dealer prices, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

	High	Low
Year Ended December 31, 2012
Third Quarter (1)	$-0-	$-0-
Fourth Quarter	$0.20	$0.11

Year Ending December 31, 2013
First Quarter (through February 6, 2013)	$0.11	$0.11

(1)

Our common stock received clearance from FINRA to trade on the OTC Bulletin Board on September 11, 2012.  It did not start trading until November 2012.

The closing price of our common stock on February 6, 2013 was $0.11 as reported by the OTC Bulletin Board.

Holders of Record

As of February 6, 2013, we had 500,000,000 shares of our common stock issued and outstand held by approximately 46 stockholders of record.  We had no shares of preferred stock issued and outstanding.

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

As of February 6, 2013 we had 500,000,000 shares of common stock issued and outstanding.

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

As of February 6, 2013, we had no shares of preferred stock issued or outstanding.  Further, we have no present plans to issue any shares of preferred stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of February 6, 2013, we have not adopted an equity compensation plan and have not granted any stock options.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities without registration since February 23, 2011 (inception) through February 6, 2013:

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

On November 27, 2012, we mutually rescinded our Service Agreement with Arctic Eyes, LLC and subsequently cancelled 5,000,000 restricted shares of its common stock, $0.0001 par value.  These shares have been returned to our corporate treasury.

On November 27, 2012, M Stock, LLC opted to convert its promissory note to us into shares of our common stock at the predetermined conversion rate of $0.02 a share.  We issued M Stock, LLC 1,007,500 shares of our common stock and retired the promissory note outstanding to them in the amount of $20,150, inclusive of principal and accrued interest.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of M Stock’s relationship with us, it had access to all relevant information relating to our business and represented that they each had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On November 27, 2012, we issued 227,800,000 and 8,200,000 shares of common stock, $0.0001 par value, to Seon Won and Jae Hwang, respectively, in consideration of their services to us as current and former officers and directors.  We valued these shares at $35,400,000, or $0.15 a share, which was the closing price of our common stock as quoted on the OTC Bulletin Board on the same day.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of Mr. Won’s and Mr. Hwang’s relationships with us, each had access to all relevant information relating to our business and represented that they each had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On November 27, 2012, we issued an aggregate of 156,422,500 shares of common stock to the following outside consultants:

Consultant’s Name	Number of Common Shares Issued

Ben Bailey	39,000,000
John Ki	39,000,000
M Stocks, LLC	37,992,500
Taurus Financial Partners, LLC	19,500,000
Jimmy Ahn	15,000,000
Jason D. Brenner	4,930,000
Osmar E. Chanquin	1,000,000

We valued these shares at $23,463,375, or $0.15 a share, which was the closing price of our common stock as quoted on the OTC Bulletin Board on the same day.  In connection with these issuances, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of their relationships with us, each consultant had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2012, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

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

Status as a Shell Company

As of December 31, 2012, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended.  Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Results of Operations

For the ease of reference, we refer to the fiscal year ended December 31, 2012 as fiscal 2012 or the fiscal year ended December 31, 2012 and the period February 23, 2011 (inception) through December 31, 2011 as Fiscal 2011 or the fiscal year ended December 31, 2011.

Fiscal Year Ended December 31, 2012

Revenues.  As of December 31, 2012, we have not generated any revenues and remain a development stage company.

Net Income (Loss).  We had a net loss of ($58,906,066), or ($0.40) per share, for fiscal 2012 compared to a net loss of ($138,206), or ($0.00) per share, for fiscal 2011.  This represents an increase in net loss of ($58,767,860), or (42,521.9%).  Our net loss, including the increase in net loss, was primarily attributable to the issuance of shares to our officers – current and former – and outside consultants.  Other components of our net loss included the costs of our complying our ongoing SEC reporting requirements, applying for DTC Eligibility, and preparing a Registration Statement on Form S-1.

Operating Expenses.  Our total operating expenses for fiscal 2012 was $58,902,007 compared to $136,577 for fiscal 2011.  This represents an increase in operating expenses of $58,765,430, or 43,027.3%.  Our increase in operating expenses was primarily attributable to the issuance of shares of our common stock to our officers – current and former – and outside consultants.  Other components of our operating expenses included the costs of complying with our ongoing SEC reporting requirements, applying for DTC Eligibility, and preparing a Registration Statement on Form S-1, which have consisted primarily of legal, accounting, and outside consulting fees.

Other income (expenses).  During fiscal 2012 we recorded ($4,059) in other expenses compared to ($1,629) compared to fiscal 2011.  These other expenses included ($3,909) and ($1,629), respectively, in imputed interest expenses related to a note outstanding payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Cumulative During the Development Stage – February 23, 2011 (inception) through December 31, 2012

For ease of reading we refer to the period of February 23, 2011 (inception) through December 31, 2012 as the “Developmental Period”.

Revenues.  We have not generated any revenues during the Developmental Period.

Net Loss.  We have incurred a net loss of ($59,044,272) during the Developmental Period.  The net loss was primarily attributable to organizational costs related to our formation, an early offering of our common stock, complying with our ongoing SEC reporting requirements, obtaining a listing on the OTC Bulletin Board, applying for DTC Eligibility, and issuing shares of our common stock to our officers – current and former – and outside consultants.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Operating Expenses.  Our total operating expenses for the Developmental Period were $59,038,584.  These operating expenses were primarily attributable to organizational costs related to our formation, an early offering of our common stock, complying with our ongoing SEC reporting requirements, obtaining a listing on the OTC Bulletin Board, applying for DTC Eligibility, and issuing shares of our common stock to our officers – current and former – and outside consultants.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other income (expenses).  During the Developmental Period we recorded ($5,688) in other expenses, which included ($5,538) in imputed interest expenses related to a note outstanding payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($59,044,272) as of December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2012, we had $600 in cash and no other assets.  Our total liabilities were $40,109 which consisted of accounts payable of $559 and a note payable aggregating $39,550 to one of our stockholders.  This note is a demand note and does not bear interest.  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

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

It is important to note that as of February 6, 2013 we had 500,000,000 shares of our common stock issued and outstanding.  Our Articles of Incorporation authorizes us to issue a maximum of 500,000,000 shares of common stock.  In order to continue financing our operations through the issuance and sale of common stock we will need to amend our Articles of Incorporation to increase the number of authorized shares of common stock.  Presently there are no plans to increase the number of authorized shares of common stock, but we cannot give any assurances that we will not increase – possibly significantly – the number of authorized shares of our common stock in the future should the opportunity to secure the additional financing necessary to continue and expand our operations arise.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off –Balance Sheet Operations

As of December 31, 2012, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of SW China’s management, necessary for a fair presentation of the financial position and operating results as of December 31, 2012, for the fiscal year ended December 31, 2012, and for the period February 23, 2011 (inception) to December 31, 2011.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2012, we had $600 in cash.

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

As of December 31, 2012 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the fiscal year ended December 31, 2012 and the period February 23, 2011 (inception) to December 31, 2011 we had no dilutive financial instruments issued or outstanding.

Revenue Recognition

For the period February 23, 2011 (inception) to December 31, 2012, we did not realize any revenue.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update amended explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required.  The adoption of this did not have a material effect on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  This update amended the presentation options in Accounting Standards Codification (“ASC”) 220, “Comprehensive Income,” to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with retrospective application required.  The adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08 “Intangibles – Goodwill and Other”.  This new guidance on testing goodwill provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any).  If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required.  ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required.  The adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02.  This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03.  This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114.  The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

SW China Imports has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Contractual Obligations

As of December 31, 2012, SW China no contractual obligations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

SW China Imports, Inc. (A Development Stage Company)

Rockville, Maryland

We have audited the accompanying balance sheets of SW China Imports, Inc. (A Development Stage Company) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the year and period then ended and for the period from February 23, 2011 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SW China Imports, Inc. as of December 31, 2012 and 2011 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ M&K CPAS, PLLC

 www.mkacpas.com

Houston, Texas

February 11, 2013

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	12/31/12	12/31/11
Current assets:
Cash and equivalents	$600	$14,773
	600	14,773

Total assets:	$600	$14,773

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$559	$-
Note payable to stockholder	39,550	35,650
	40,109	35,650

Total liabilities	$40,109	$35,650

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 500,000,000 and 111,570,000 shares issued and outstanding, respectively	50,000	11,157
Additional paid-in capital	58,954,763	106,172
(Deficit) accumulated during the development stage	(59,044,272)	(138,206)

Total stockholders’ (deficit)	$(39,509)	$(20,877)

Total liabilities and stockholders’ (deficit)	$600	$14,773

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the fiscal year ended 12/31/12	For the period from February 23, 2011 (inception) to 12/31/11	For the period from February 23, 2011 (inception) to 12/31/12

Revenues, net	$-	$-	$-

Cost of revenues	-	-	-

Gross profit	-	-	-

Expenses:
General and administrative	617	77	694
Consulting fees	23,464,375	50,000	23,514,375
Legal fees	26,788	82,500	109,288
Accounting fees	6,500	4,000	10,500
Director fees	35,400,000	-	35,400,000
Transfer agent fees	3,727	-	3,727
Total expenses	58,902,007	136,577	59,038,584

(Loss) from operations	(58,902,007)	(136,577)	(59,038,584)

Other income (expense):
Interest expense	(4,059)	(1,629)	(5,688)
Total other income (expense)	(4,059)	(1,629)	(5,688)

Provision for income taxes	-	-	-

Net (loss)	$(58,906,066)	$(138,206)	$(59,044,272)

(Loss) per common share, basic and diluted	$(0.40)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	147,653,661	110,334,727

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from February 23, 2011 (inception) to December 31, 2012

Description	Common Stock		Additional Paid-In Capital	Common Stock	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount		Subscribed

Balance, February 23, 2011 (inception)	-	$-	$-	$-	$-	$-

Issuance of common shares to directors (founder’s shares)	100,000,000	10,000	(10,000)	-	-	-

Issuance of common shares to consultants	10,000,000	1,000	99,000	-	-	100,000

Issuance of common shares for cash	1,570,000	157	15,543	-	-	15,700

Imputed interest on related party loan	-	-	1,629	-	-	1,629

Net (loss) for the period	-	-	-	-	(138,206)	(138,206)

Balance, December 31, 2011	111,570,000	$11,157	$106,172	$-	$(138,206)	$(20,877)

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from February 23, 2011 (inception) to December 31, 2012

 (continued)

Description	Common Stock		Additional Paid-In Capital	Common Stock	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount		Subscribed

Balance, December 31, 2011	111,570,000	$11,157	$106,172	$-	$(138,206)	$(20,877)

Issuance of common shares to officers	236,000,000	23,600	35,376,400	-	-	35,400,000

Issuance of common shares for retiring convertible note	1,007,500	101	20,049	-	-	20,150

Issuance of common shares to consultants	156,422,500	15,642	23,447,733	-	-	23,463,375

Rescinding of consulting agreement	(5,000,000)	(500)	500	-	-	-

Imputed interest on related party loan	-	-	3,909	-	-	3,909

Net (loss) for the period	-	-	-	-	(58,906,066)	(58,906,066)

Balance, December 31, 2012	500,000,000	$50,000	$58,954,763	$-	$(59,044,272)	$(39,509)

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the fiscal year ended 12/31/12	For the period from 2/23/11 (inception) to 12/31/11	Cumulative from 2/23/11 (inception) to 12/31/12
Cash flows from operating activities:
Net (loss)	$(58,906,066)	$(138,206)	$(59,044,272)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Common stock issued in connection with services provided by consultants	23,463,375	100,000	23,563,375
Common stock issued to officers	35,400,000	-	35,400,000
Imputed interest on related party loan	3,909	1,629	5,538
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	709	-	709

Net cash provided (used) by operating activities	(38,073)	(36,577)	(74,650)

Cash flows from financing activities:
Increase in notes payable to a stockholder	18,900	35,650	54,550
Decrease in notes payable to a stockholder	(15,000)		(15,000)
Borrowings on debt	20,000	-	20,000
Proceeds from issuance of common stock	-	15,700	15,700

Net cash provided (used) by financing activities	23,900	51,350	75,250

Net increase (decrease) in cash	(14,173)	14,773	600

Cash – beginning of period	14,773	-	-

Cash – end of period	$600	$14,773	$600

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

 (continued)

	For the fiscal year ended 12/31/12	For the period from 2/23/11 (inception) to 12/31/11	Cumulative from 2/23/11 (inception) to 12/31/12
Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s shares)	$-	$10,000	$10,000
Conversion of note payable into common stock	20,150	-	20,150
Rescinding of shares	500	-	500

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal year ended December 31, 2012, the period February 23, 2011 (inception) to December 31, 2011, and for the cumulative period February 23, 2011 (inception) to December 31, 2012.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2012, the Company had $600 in cash.  There were no cash equivalents as of December 31, 2012.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at December 31, 2012 Using:

	December 31, 2012	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$600	$600	$-	$-
	$600	$600	$-	$-

Liabilities
Accounts payable	$559	$559	$-	$-
Note payable to stockholder	39,550	39,550	-	-
	$40,109	$40,109	$-	$-

	Fair Value Measurement at December 31, 2011 Using:

	December 31, 2011	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$14,773	$14,773	$-	$-
	$14,773	$14,773	$-	$-

Liabilities
Note payable to stockholder	35,650	35,650	-	-
	$35,650	$35,650	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the the fiscal year ended December 31, 2012 and the period February 23, 2011 (inception) to December 31, 2011 the Company had no dilutive financial instruments issued or outstanding.

Revenue Recognition

For the period February 23, 2011 (inception) to December 31, 2012, we did not realize any revenue.

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

NOTE 2 – Development Stage Activities and Going Concern

The Company is in the development stage and has minimal operations, and as such has devoted most of its efforts since its inception to developing its business plan, issuing common stock, attempting to raise capital, establishing its accounting systems and other administrative functions.  The Company plans on importing high-end handmade lace wigs and hairpieces and other beauty supplies and accessories manufactured in China and South Korea into the United States.  After import, the Company intends to sell its products in bulk to beauty supply stores, hair salons, and independent hair stylists.  The Company also intends to sell its products directly to the retail consumer via the Internet.  Additionally, the Company intends to conduct additional capital formation activities through the issuance of its common stock and to achieve these long-term business growth strategies.

While management of the Company believes that SW China Imports will be successful in its planned operating activities under its business plan and capital formation activities, there can be no assurance that it will be able to successfully execute on either of these or that it will be able to generate adequate revenues to earn a profit or sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of December 31, 2012, the Company had a working capital deficiency of ($39,509).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

During the period February 23, 2011 (inception) to December 31, 2012 the Company issued an aggregate of 506,000,000 shares as follows:

•

100,000,000 shares to its officers as Founder’s Shares;

•

10,000,000 shares to consultants for total consideration of $100,000, or $0.01 per share, based on the value of the services performed;

•

1,570,000 shares to investors for $15,700 in cash ($0.01 per share);

•

1,000,000 shares to an investor that has subscribed to pay the Company $10,000 in cash ($0.01 per share);

•

1,007,500 shares to retire an outstanding convertible promissory note aggregating $20,150 in principal and accrued interest ($0.02 per share, which was a fixed conversion price as per the Promissory Note Agreement entered into with M Stocks, LLC on August 29, 2012; as such, no gain or loss was incurred with this issuance);

•

236,000,000 shares to the Company’s officers valued at $35,376,400 ($0.15 per share, which was the closing price of the Company’s stock as reported by the OTC Bulletin Board on the date of issue); and

•

156,422,500 shares to consultants valued at $23,463,375 ($0.15 per share, which was the closing price of the Company’s stock as reported by the OTC Bulletin Board on the date of issue).

On August 6, 2012, after making numerous attempts to collect the cash due for subscribed stock, the Company cancelled and returned to its treasury 1,000,000 shares of its subscribed common stock, $0.0001 par value.

On November 27, 2012, the Company mutually agreed to rescind its consulting agreement with Arctic Eyes, LLC.  Arctic Eyes returned 5,000,000 shares of the Company’s common stock, $0.0001 par value, which was subsequently cancelled by the Company.

As of December 31, 2012, the Company had 500,000,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 50,000,000 shares with a par value of $0.0001 per share.

As of December 31, 2012, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Income Taxes

The provision (benefit) for income taxes for the period from February 23, 2011 (inception) to December 31, 2012 was as follows, assuming a 35 percent effective tax rate:

	For the period February 23, 2011 (inception) to 12/31/11		For the period February 23, 2011 (inception) to 12/31/12
Current tax provision:
Federal
Taxable income	$-	$

Total current tax provision	$-	$

Deferred tax provision:
Federal
Loss carryforwards	$12,802		$26,376
Change in valuation allowance	(12,802)		(26,376)

Total deferred tax provision	$-		$-

As of December 31, 2012, the Company had approximately $75,359 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2031.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from February 23, 2011 (inception) to December 31, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 6 – Related Party Transactions

As of December 31, 2012, the Company operated out of office space that is being provided to us by our former treasurer and secretary, Jae Hwang, free of charge.  There is no written agreement or other material terms relating to this arrangement.

For the period February 23, 2011 (inception) to December 31, 2012 the Company’s rent expense was zero.  This is because of the short time period and the minimal level of operating activities that have transpired during this period of time.

As of December 31, 2012, the Company had a note payable to a related party stockholder in the amount of $39,550.  This note is payable on demand and is non-interest bearing.  As of December 31, 2012 this note has accrued $5,538 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

NOTE 7 – Note Payable from Non-Related Party

On August 29, 2012, the Company borrowed $20,000 from a non-related party, M Stock, LLC (“M Stock”).  This note payable was for a term of one (1) year, accrued interest a rate of 2% per annum, and was convertible at a fixed rate of $0.02 per share into shares of the Company’s common stock.

On November 27, 2012, M Stock opted to convert this note payable into shares of the Company’s common stock at the predetermined conversion rate of $0.02 a share.  M Stock was subsequently issued 1,007,500 shares of our common stock in exchange for retiring this note payable, inclusive of principal ($20,000) and accrued interest ($150).  No gain or loss was incurred because the fixed conversion price of $0.02 a share was predetermined and within the terms of the Promissory Note entered into on August 29, 2012.

NOTE 8 – Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update amended explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required.  The adoption of this did not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  This update amended the presentation options in Accounting Standards Codification (“ASC”) 220, “Comprehensive Income,” to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with retrospective application required.  The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08 “Intangibles – Goodwill and Other”.  This new guidance on testing goodwill provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any).  If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required.  ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required.  The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of ASU 2011-12 is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02.  This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of ASU 2012-02 is not expected to have a material impact on the Company’s financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03.  This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114.  The adoption of ASU 2012-03 is not expected to have a material impact on the Company’s financial position or results of operations.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

NOTE 9 – Subsequent Events

There were no material subsequent events through the date these financial statements were filed with the Securities and Exchange Commission on Form 10-K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclsoure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our sole officer and director, Seon Won, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date ("Evaluation Date") within ninety (90) days prior to the filing of our December 31, 2012 Annual Report with the SEC on Form 10-K.

Based upon that evaluation, our management has concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

Mr. Won has concluded that our disclosure controls and procedures had the following material weaknesses:

•

We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function.  While this control deficiency did not result in any audit adjustments to our 2012 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

•

SW China lacks sufficient resources to perform the internal audit function and does not have an Audit Committee;

•

We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert to SW China.  The Board of Directors is comprised of one (1) member who also serves SW China as its sole executive officer.  As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by SW China; and

•

Documentation of all proper accounting procedures is not yet complete.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2013, subject to our ability to obtain sufficient future financing and subject to our ability to start generating revenue.

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

Our sole officer and director, Seon Won, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2012 due to control deficiencies that constituted material weaknesses.

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

(c) Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2012 that have materially affected or are reasonably likely to materially affect these controls.  Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of the date of February 6, 2013 are as follows:

Name	Age	Position

Seon Won	32	President, Chief Executive Officer, Treasurer, Secretary, and Director (Sole Officer and Director)

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

Seon Won, is one of our co-founders and has served as our President, Chief Executive Officer and as a Director since our inception in February 2011.  In November 2012, with the resignation of our other co-founder, Jae Hwang, Mr. Won took on the additional officer responsibilities of Treasurer and Secretary.  Presently, Mr. Won is our sole officer and director.

Mr. Won is concurrently working as an independent consultant to The Leading LED, Inc., an importer of electronic commercial signs based on advanced LED technologies.  Mr. Won’s responsibilities with The Leading LED have included establishing a sales and ordering system with the manufacturing plant located in China and training employees on the processes and logistics of ordering and importing products into the United States that were manufactured in China.  Mr. Won began working with The Leading LED in October 2012.

Prior to joining The Leading LED, Mr. Won worked as a store manager at King Beauty, a retail beauty store located in Prince George’s County, Maryland.  At King Beauty, Mr. Won was responsible for overseeing daily financial reports, training new hires, store floor planning and marketing efforts, and driving new sales efforts.  Mr. Won worked at King Beauty between June 2011 and October 2012.

Before co-founding SW China Imports, Mr. Won founded LDA Enterprise, LLC in December 2007, a distributor of high-end handcrafted wigs.  LDA Enterprise was reincorporated as SW Enterprises, LLC in July 2010.  At SW Enterprises Mr. Won’s responsibilities include overseeing the general business development with an emphasis on mergers & acquisitions, cultivating business partnerships, and managing product and marketing initiatives.  Both companies have had nominal business activities and limited revenues.  Concurrently with his duties at SW Enterprises, Mr. Won was a store manager at Pink Beauty, a retail beauty store located in Capitol Heights, Maryland.  He worked at Pink Beauty from September 2007 through June 2011.

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

Committees of the Board of Directors

Our Board of Directors presently does not have any active committees.

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

Involvement in Legal Proceedings

None of our officers or directors – past or present – has appeared as a party during the past ten (10) years in any legal proceedings that may bear on their ability or integrity to serve as an officer or director of SW China.

Information Concerning Non-Director Executive Officers

We currently have no executive officers serving who are non-directors.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial, and accounting officers.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that for the fiscal year ended December 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with during the period.

Item 11.  Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers from inception on February 23, 2011 through December 31, 2012.  Our fiscal year end is December 31.  No compensation has been paid to our officers from inception on February 23, 2011 through December 31, 2012.  We have no plans to begin paying our officers any cash compensation during the current fiscal year ending December 31, 2013.

Summary Compensation Table

(In Thousands of Dollars)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value & Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Totals ($)

Seon Won, (1) President, CEO, Treasurer, Secretary, Director (Sole Officer and Director)	2012 2011	0 0	0 0	35,400 0	0 0	0 0	0 0	0 0	35,400 0

Jae Hwang, (2) Former Secretary and Treasurer	2012 2011	0 0	0 0	1,230 0	0 0	0 0	0 0	0 0	1,230 0

(1)

Seon Won received 69,200,000 shares of our common stock on February 23, 2011.  These shares were issued as Founder’s Shares, which are recorded with a net valuation of $-0-.  Mr. Won received an additional 227,800,000 shares of our common stock on November 27, 2012 which were valued at $35,400,000, or $0.15 a share, which was the closing price of our common stock as quoted on the OTC Bulletin Board on the same day.  Further, Mr. Won assumed the additional executive officer duties of Treasurer and Secretary on November 13, 2012 and becoming SW China’s sole officer and director.

(2)

Jae Hwang co-founded SW China Imports and served as our Treasurer, Secretary, and a Director from February 2011 (inception) through his resignation from all positions on November 13, 2012.

Mr. Hwang received 30,200,000 shares of our common stock on February 23, 2011.  These shares were issued as Founder’s Shares, which are recorded with a net valuation of $-0-.  Mr. Hwang received an additional 8,200,000 shares of our common stock on November 27, 2012 which were valued at $1,230,000, which was the closing price of our common stock as quoted on the OTC Bulletin Board on the same day.

The following table sets forth information with respect to compensation paid by us to our directors from inception on February 23, 2011 through December 31, 2012.  Our fiscal year end is December 31.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)

Seon Won	0	0	0	0	0	0	0
Jae Hwang (1)	0	0	0	0	0	0	0

(1)

Jae Hwang co-founded SW China Imports and served as our Treasurer, Secretary, and a Director from February 2011 (inception) through his resignation from all positions on November 13, 2012 at which time Seon Won assumed the additional officer responsibilities of Treasurer and Secretary and as of February 6, 2013 is currently our sole officer and director.

All compensation received by our officers and directors has been disclosed.  There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Employment Agreements

We have not entered into any employment agreements with any of our officers or directors.  As of February 6, 2013 we had no employees other than those listed above.  All future employment arrangements are subject to the discretion of our Board of Directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Officer Compensation

Seon Won received 69,200,000 shares of our shares of our common stock and Jae Hwang received 30,800,000 shares of our common stock as compensation for their services.  These shares were issued on February 23, 2011 and were issued as Founder’s Shares and recorded as such with a valuation of $-0-.

On November 27, 2012, we issued 227,800,000 and 8,200,000 shares of common stock, $0.0001 par value, to Seon Won and Jae Hwang, respectively, in consideration of their services to us as current and former officers and directors.  We valued these shares at $35,400,000, or $0.15 a share, which was the closing price of our common stock as quoted on the OTC Bulletin Board on the same day.

We have no plans to begin paying our officers any cash compensation during the current fiscal year ending December 31, 2013.

Director Compensation

We have no plans to begin paying our directors any cash compensation until our business becomes operationally profitable.  We may, however, reimburse our directors for any out-of-pocket travel and lodging expenses associated with their attendance of Board meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership as of February 6, 2013 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.  Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

As of February 6, 2013, we had 500,000,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class (Common)	Shares of Preferred Stock	Percentage of Class (Preferred)

Officers and Directors
Seon Won, Sole Officer and Director	297,000,000	59.4%	-0-	0%

All officers and directors as a group (1 person)	297,000,000	59.4%	-0-	0%

Five Percent Stockholders
Jae Hwang (1)	39,000,000	7.8%	-0-	0%
John Ki (2)	39,010,000	7.8%	-0-	0%
Ben Bailey	39,000,000	7.8%	-0-	0%
M Stocks, LLC (3)	39,000,000	7.8%	-0-	0%

(1)

Jae Hwang co-founded SW China Imports and served as our Treasurer, Secretary, and a Director from February 2011 (inception) through his resignation from all positions on November 13, 2012 at which time Seon Won assumed the additional officer responsibilities of Treasurer and Secretary and as of February 6, 2013 is currently our sole officer and director.

(2)

John Ki provides us with legal services.

(3)

Joon Yoon has voting and dispositive power of the securities held by M Stocks, LLC.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any authorized Equity Compensation Plans nor do we intend to establish any such plans during the fiscal year ending December 31, 2013.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of SW China.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We are currently operating out of office space which is being provided to us by our former Treasurer and Secretary, Jae Hwang, free of charge.  Mr. Hwang remains a shareholder in SW China Imports and, as of February 6, 2013, owned 39,000,000 shares, or 7.8% of the issued and outstanding shares.  If Mr. Hwang decides to no longer allow us access to this office space in the future it would force us to seek outside office space elsewhere, potentially at a very high cost.

As of December 31, 2012, our sole officer and director, Seon Won, had loaned us $39,550.  This debt is in the form of a non-interest bearing demand loan.  As of December 31, 2012 this note has accrued $5,538 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

Further, we rely especially heavily on Mr. Won’s knowledge and vast experience in the beauty supply industry.  Mr. Won presently spends approximately 50% of his professional time on our business.  We have not formulated a plan to resolve any possible conflict of interest with his other competing business activities, which happen to be in the same industry.  Significant potential conflicts include the possibility of Mr. Won’s suppliers entering into exclusivity arrangements with his outside business interests and/or providing his outside business interests with terms that are more favorable than they would be willing to provide us.

Other than the foregoing, we do not currently have any conflicts of interest.  We have not yet formulated a policy for handling conflicts of interest.  However, we intend to do so prior to hiring any additional employees.

Share Issuances to Promoters

On February 23, 2011, we issued an aggregate of 100,000,000 restricted shares of common stock, par value $0.0001, to our founding officers, Seon Won and Jae Hwang; Mr. Won and Mr. Hwang received 69,200,000 and 30,800,000 restricted shares, respectively.  This stock was issued as Founder’s Stock and recorded in the financial statements accordingly.

On November 27, 2012, we issued Mr. Won and Mr. Hwang an additional 227,800,000 and 8,200,000 restricted shares of our common stock, respectively.  These shares were valued at $0.15 a share, which was the closing price of our common on the date of issue.  Hence, Mr. Won’s issuance was valued in the aggregate at $34,170,000 and Mr. Hwang’s issuance was valued at $1,230,000.

On February 23, 2011, we issued 5,000,000 restricted shares of our common stock, which were valued at $50,000, or $0.01 a share, to Taurus Financial Partners, LLC (“Taurus”) in conjunction with the execution of a consulting agreement retaining Taurus to:

•

assist us with the formation and early development of our business, including incorporation and formation assistance;

•

undertaking a “going public” initiative seeking a listing on the OTC Bulletin Board;

•

obtaining DTC Eligibility;

•

Preparation of an offering prospectus and related registration statement on Form S-1 (and subsequent amendments); and

•

Continued and ongoing EDGAR filing support and services through December 31, 2012.

On November 27, 2012 we issued Taurus an additional 19,500,000 restricted shares of our common stock as required by provisions within the consulting agreement.  These shares were valued at $0.15 a share, which was the closing price of our common on the date of issue.  Hence, the aggregate value of this issuance to Taurus was $2,925,000.

As of February 6, 2013, and because of their positions and involvement in our business organization and development, the following table summarizes our current promoters as defined by Rule 405 of Regulation C and the nature and amount of their compensation:

Promoter Name	Nature of Compensation	Aggregate Valuation ($)
Seon Won, Sole Officer and Director	69,200,000 shares of restricted common stock (2) 227,800,000 shares of restricted common stock	-0- (2) 34,170,000
Jae Hwang (1)	30,800,000 shares of restricted common stock (2) 8,200,000 shares of restricted common stock	-0- (2) 1,230,000
Taurus Financial Partners, LLC	5,000,000 shares of restricted common stock 19,500,000 shares of restricted common stock	50,000 2,925,000

(1)

Jae Hwang co-founded SW China Imports and served as our Treasurer, Secretary, and a Director from February 2011 (inception) through his resignation from all positions on November 13, 2012 at which time Seon Won assumed the additional officer responsibilities of Treasurer and Secretary and as of February 6, 2013 is currently our sole officer and director.

(2)

Issued as Founder’s Shares, which are recorded with a net valuation of $-0-.

On January 1, 2013 we entered into a new one-year consulting agreement with Taurus to provide us with continued compliance and EDGAR filing services.  This agreement requires us to pay Taurus cash compensation in the amount of $30,000, payable in four equal quarterly payments over the term of the agreement.

As of the date of February 6, 2013, we have no agreements in place to provide additional compensation to any of the above promoters.

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

Director Independence

Our common stock current trades on the OTC Bulletin Board (“OTCBB”) under the trading symbol “SWCI”.  The OTCBB does not have any director independence requirements.  In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15).  Based on these widely-accepted criteria, we have determined that none of our directors are independent at this time.

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

	For the Fiscal Year Ended December 31, 2012	From February 23, 2011 (inception) through December 31, 2011

Audit Fees	$5,000	$4,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees (1)	1,500	-0-

(1)

Includes fees charged in connection with providing a consent letter for the filing of a Registration Statement on Form S-1 with the Securities and Exchange Commission on December 20, 2012.

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

* Incorporated by our Registration Statement on Form S-1 filed May 3, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 11th day of February, 2013.

SW CHINA IMPORTS, INC.

By:

/s/ Seon Won

Seon Won

President, Chief Executive Officer,

Principal Executive Officer, Principal

Accounting Officer, Treasurer, Secretary, and

Director

(Sole Officer and Director)