Form 10-Q
period 2013-03-31
SW China Imports, Inc.
filed 2013-05-01
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

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

Yes ☒      No ☐

The number of shares outstanding of the Registrant's common stock, $0.0001 par value, as of April 29, 2013, was 500,000,000.

TABLE OF CONTENTS

 Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Registrant to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  The Registrant’s plans and objectives are based, in part, on assumptions involving it continuing as a going concern and executing on its stated business plan and objectives.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant.  Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

As used in this Quarterly Report, the terms "we", "us", "our", "SW China", “Registrant”, and “Issuer” mean SW China Imports, Inc. unless the context clearly requires otherwise.

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	3/31/13 (unaudited)	12/31/12 (audited)
Current assets:
Cash and equivalents	$753	$600
Accounts receivable	293	-
	1,046	600

Total assets:	$1,046	$600

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$8,083	$559
Note payable to stockholder	39,400	39,550
	47,483	40,109

Total liabilities	$47,483	$40,109

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 500,000,000 and 500,000,000 shares issued and outstanding, respectively	50,000	50,000
Additional paid-in capital	58,955,766	58,954,763
(Deficit) accumulated during the development stage	(59,052,203)	(59,044,272)

Total stockholders’ (deficit)	$(46,437)	$(39,509)

Total liabilities and stockholders’ (deficit)	$1,046	$600

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the three months ended March 31,		For the period from February 23, 2011 (inception) to 3/31/13
	2013	2012

Revenues, net	$4,918	$-	$4,918

Cost of revenues	178	-	178

Gross profit	4,740	-	4,740

Expenses:
General and administrative	616	2,651	1,310
Consulting fees	-	1,000	23,514,375
Legal fees	7,575	8,825	116,863
Accounting fees	2,500	2,000	13,000
Director fees	-	-	35,400,000
Transfer agent fees	977	-	4,704
Total expenses	11,668	14,476	59,050,252

(Loss) from operations	(6,928)	(14,476)	(59,045,512)

Other income (expense):
Interest expense	(1,003)	(889)	(6,691)
Total other income (expense)	(1,003)	(889)	(6,691)

Provision for income taxes	-	-	-

Net (loss)	$(7,931)	$(15,365)	$(59,052,203)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	500,000,000	111,987,582

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from February 23, 2011 (inception) to March 31, 2013

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

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from February 23, 2011 (inception) to March 31, 2013

 (continued)

Description	Common Stock		Additional Paid-In Capital	Common Stock	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount		Subscribed

Balance, December 31, 2011 (audited)	111,570,000	$11,157	$106,172	$-	$(138,206)	$(20,877)

Issuance of common shares to officers	236,000,000	23,600	35,376,400	-	-	35,400,000

Issuance of common shares for retiring convertible note	1,007,500	101	20,049	-	-	20,150

Issuance of common shares to consultants	156,422,500	15,642	23,447,733	-	-	23,463,375

Rescinding of consulting agreement	(5,000,000)	(500)	500	-	-	-

Imputed interest on related party loan	-	-	3,909	-	-	3,909

Net (loss) for the period	-	-	-	-	(58,906,066)	(58,906,066)

Balance, December 31, 2012 (audited)	500,000,000	$50,000	$58,954,763	$-	$(59,044,272)	$(39,509)

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from February 23, 2011 (inception) to March 31, 2013

 (continued)

Balance, December 31, 2012 (audited)	500,000,000	$50,000	$58,954,763	$-	$(59,044,272)	$(39,509)

Imputed interest on related party loan	-	-	1,003	-	-	1,003

Net (loss) for the period	-	-	-	-	(7,931)	(7,931)

Balance, March 31, 2013 (unaudited)	500,000,000	$50,000	$58,955,766	$-	$(59,052,203)	$(46,437)

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the three months ended March 31,		Cumulative from 2/23/11 (inception) to 3/31/13
	2013	2012
Cash flows from operating activities:
Net (loss)	$(7,931)	$(15,365)	$(59,052,203)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Common stock issued in connection with services provided by consultants	-	-	23,563,375
Common stock issued to officers	-	-	35,400,000
Imputed interest on related party loan	1,003	889	6,541
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(293)	-	(293)
Increase (decrease) in accounts payable	7,524	1,778	8,083

Net cash provided (used) by operating activities	303	(12,698)	(74,497)

Cash flows from financing activities:
Increase in notes payable to a stockholder	3,800	5,100	58,350
Decrease in notes payable to a stockholder	(3,950)	-	(18,950)
Borrowings on debt	-	-	20,000
Interest expense on borrowings	-	-	150
Proceeds from issuance of common stock	-	-	15,700

Net cash provided (used) by financing activities	(150)	5,100	75,250

Net increase (decrease) in cash	153	(7,598)	753

Cash – beginning of period	600	14,773	-

Cash – end of period	$753	$7,175	$753

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

 (continued)

	For the three months ended March 31,		Cumulative from 2/23/11 (inception) to 3/31/13
	2013	2012
Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s shares)	$-	$10,000	$10,000
Conversion of note payable into common stock	-	-	20,150
Rescinding of shares	-	-	500

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of March 31, 2013, Statements of Operations for the three months ended March 31, 2013 and 2012, and cumulative from February 23, 2011 (Inception) to March 31, 2013, Statement of Stockholder’s (Deficit) for the cumulative period from February 23, 2011 (Inception) to March 31, 2013, and the Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and cumulative from February 23, 2011 (Inception) to March 31, 2013, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at March 31, 2013 and its results of operations and its cash flows for the period ended March 31, 2013 and cumulative from February 23, 2011 (inception) to March 31, 2013.  The results for the period ended March 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2013.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of March 31, 2013, for the three months ended March 31, 2013 and 2012, and for the period February 23, 2011 (inception) to March 31, 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of March 31, 2013, the Company had $753 in cash and equivalents.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at March 31, 2013 Using:

	March 31, 2013	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$753	$753	$-	$-
Accounts receivable	293	293
	$1,046	$1,046	$-	$-

Liabilities
Accounts payable	$8,084	$8,084	$-	$-
Note payable to stockholder	39,400	39,400	-	-
	$47,484	$47,484	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three months ended March 31, 2013 and 2012, and cumulative from February 23, 2011 (inception) to March 31, 2013 the Company had no dilutive financial instruments issued or outstanding.

Revenue Recognition

The Company follows the guidance of FASB ASC Topic 605 for revenue recognition.  In general, the Company recognizes revenue when (1) the price is fixed and determinable, (2) persuasive evidence of an arrangement exists, (3) the service has been provided, and (4) collectability is reasonably assured.

The Company generates revenue from two sources: (i) sales of its high-end handmade lace wigs and hairpieces and other beauty supplies to beauty supply stores, hair salons, independent hair stylists, and retail customers via the Internet and (ii) consulting services consisting of product and retail channel development for beauty and fashion products.  Revenue from sales of its high-end handmade lace wigs, hairpieces and other beauty supplies is recognized at the time of the sale and revenues from consulting services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable, and collectability is probable.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of March 31, 2013, the Company had a working capital deficiency of ($59,052,204).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

During the period February 23, 2011 (inception) to March 31, 2013 the Company issued an aggregate of 506,000,000 shares as follows:

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

As of March 31, 2013, the Company had 500,000,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 50,000,000 shares with a par value of $0.0001 per share.

As of March 31, 2013, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Income Taxes

The provision (benefit) for income taxes for the period from February 23, 2011 (inception) to March 31, 2013 was as follows, assuming a 35 percent effective tax rate:

	For the three months ended 3/31/13		For the period February 23, 2011 (inception) to 3/31/13
Current tax provision:
Federal
Taxable income	$-	$

Total current tax provision	$-	$

Deferred tax provision:
Federal
Loss carryforwards	$2,777		$29,152
Change in valuation allowance	(2,777)		(29,152)

Total deferred tax provision	$-		$-

As of March 31, 2013, the Company had approximately $83,291 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2031.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from February 23, 2011 (inception) to March 31, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 6 – Related Party Transactions

As of March 31, 2013, the Company operated out of office space that is being provided to us by our former treasurer and secretary, Jae Hwang, free of charge.  There is no written agreement or other material terms relating to this arrangement.

For the period February 23, 2011 (inception) to March 31, 2013 the Company’s rent expense was zero.  This is because of the short time period and the minimal level of operating activities that have transpired during this period of time.

As of March 31, 2013, the Company had a note payable to a related party stockholder in the amount of $39,400.  This note is payable on demand and is non-interest bearing.  As of March 31, 2013 this note has accrued $6,691 in imputed interest that has been recorded in the financial statements as additional paid-in capital.  During the three months ended March 31, 2013 this note accrued $1,003 in imputed interest.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with limited operations and have only recently begun to generate nominal revenue from operating activities.

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated February 11, 2013, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 11, 2013.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  Accordingly, we must raise additional cash to sustain our limited operations.

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

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance.  We remain in the start-up stage of operations and have only begun to generate nominal revenue.  We cannot guarantee that we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns, such as increases in marketing costs, increases in administration expenditures associated with daily operations, increases in accounting and audit fees, and increases in legal fees related to filings and regulatory compliance.

To become profitable and competitive, we need to be able to purchase a broad inventory of high-end handmade wigs and hairpieces and commence selling our products through beauty supply stores, hair salons, independent hair stylists, and directly to the retail consumer via the Internet.  We anticipate relying on equity sales of our common stock in order to continue to fund our business operations until we are able to generate sufficient revenues to cover our operating expenses, which may never happen.  Issuances of additional shares will result in dilution to our then existing stockholders.  There is no assurance that we will be able to make any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.  We may also rely on loans from our directors.  However, there are no assurances that our directors will provide us with any additional funds.

It is important to note that as of April 29, 2013 we had 500,000,000 shares of our common stock issued and outstanding.  Our Articles of Incorporation authorizes us to issue a maximum of 500,000,000 shares of common stock.  In order to continue financing our operations through the issuance and sale of common stock we will need to amend our Articles of Incorporation to increase the number of authorized shares of common stock.  Presently there are no plans to increase the number of authorized shares of common stock, but we cannot give any assurances that we will not increase – possibly significantly – the number of authorized shares of our common stock in the future should the opportunity to secure the additional financing necessary to continue and expand our operations arise.

Currently, we do not have any arrangements for additional financing.  We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Status as a Shell Company

As of March 31, 2013, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended.  Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Plan of Operations

We plan to import high-end handmade lace wigs and hairpieces manufactured overseas, as well as other beauty supplies and accessories, into the United States.  We intend to sell our products in bulk to beauty supply stores, hair salons, and independent hair stylists.  We will also offer our products directly to the retail consumer via the Internet.

It is important to note that we are a development stage business with minimal business activity.  As of March 31, 2013 we have imported a limited number of lace wigs or hairpieces.  Further, we do not have any formal agreements in place with any beauty supply stores, hair salons or independent hair stylists; our discussions with potential distributors have been limited solely to exploratory talks until we can demonstrate our ability to procure and deliver our products in a timely manner and in sufficient quantities.

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

We estimate generating sustainable revenues approximately nine to ten months following receipt of adequate funding.  We plan to complete our milestones as follows:

0 - 2 Months

We will establish a formal relationship with a quality manufacturer of custom handmade lace wigs and hairpieces in either China or South Korea.  Our initial inventory purchase order will be for approximately $50,000 in product.  In order to minimize our start-up costs during this period, our former treasurer and secretary, Jae Hwang, has agreed to allow us to continue using a portion of his personal offices as our corporate headquarters until we receive our initial inventory and are required to lease warehouse space.

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

Results of Operations

Three Months Ended March 31, 2013 and 2012

Revenues.  We generated $4,918 in revenue during the three months ended March 31, 2013 and $-0- for the same period a year ago.  This revenue was derived from selling $260 in products and $4,658 in design consulting services.

Cost of Revenues.  Our cost of revenues was $178 during the three months ended March 31, 2013 and $-0- for the same period a year ago.

Gross Profit.  Our gross profit was $4,740 during the three months ended March 31, 2013 and $-0- for the same period a year ago.  Excluding revenue and gross profits generated from design consulting services, our gross profit for product sales was $82, which represents a gross profit margin of 46.1%.

Net Income (Loss).  We had a net loss of ($7,931) for the three months ended March 31, 2013 compared to a net loss of ($15,365) for the same period a year ago, which represented a ($7,433), or (48.4%), decrease in net loss.  The decrease in net loss was primarily the result of us generating our initial revenues and first gross profit.

Operating Expenses.  Our total operating expenses for the three months ended March 31, 2013 were $11,668, which is a ($2,808), or (19.4%), decrease compared to operating expenses of $14,476 for the same period a year ago.  Our operating expenses were primarily attributable to costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other income (expenses).  During the period ended March 31, 2013 we recorded $1,003 in imputed interest expenses related to a note outstanding payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Cumulative During the Development Stage – February 23, 2011 (inception) through March 31, 2013

For ease of reading we refer to the period of February 23, 2011 (inception) through March 31, 2013 as the “Developmental Period”.

Revenues.  We have generated $4,918 in revenue during the Developmental Period.  This revenue was derived from selling $260 in products and $4,658 in design consulting services.

Cost of Revenues.  Our cost of revenues was $178 during the Developmental Period.

Gross Profit.  Our gross profit was $4,740 during the Developmental Period.  Excluding revenue and gross profits generated from design consulting services, our gross profit for product sales was $82, which represents a gross profit margin of 46.1%.

Net Loss.  We have incurred a net loss of ($59,052,203) during the Developmental Period.  The net loss was primarily attributable to organizational costs related to our formation, an early offering of our common stock, complying with our ongoing SEC reporting requirements, obtaining a listing on the OTC Bulletin Board, applying for DTC Eligibility, and issuing shares of our common stock to our officers – current and former – and outside consultants.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Operating Expenses.  Our total operating expenses for the Developmental Period were $59,045,513.  These operating expenses were primarily attributable to organizational costs related to our formation, an early offering of our common stock, complying with our ongoing SEC reporting requirements, obtaining a listing on the OTC Bulletin Board, applying for DTC Eligibility, and issuing shares of our common stock to our officers – current and former – and outside consultants.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other income (expenses).  During the Developmental Period we recorded ($6,691) in other expenses, which included ($6,691) in imputed interest expenses related to a note outstanding payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($46,437) as of March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2013, we had total assets of $1,046, consisting of $753 in cash and $293 in accounts receivable.  Our total liabilities were $47,483, which consisted of accounts payable of $8,083 and a note payable aggregating $39,400 to one of our stockholders.  This note is a demand note and does not bear interest.  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

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

It is important to note that as of April 29, 2013 we had 500,000,000 shares of our common stock issued and outstanding.  Our Articles of Incorporation authorizes us to issue a maximum of 500,000,000 shares of common stock.  In order to continue financing our operations through the issuance and sale of common stock we will need to amend our Articles of Incorporation to increase the number of authorized shares of common stock.  Presently there are no plans to increase the number of authorized shares of common stock, but we cannot give any assurances that we will not increase – possibly significantly – the number of authorized shares of our common stock in the future should the opportunity to secure the additional financing necessary to continue and expand our operations arise.

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated February 11, 2013, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 11, 2013.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  Our financial statements found within this Quarterly Report on Form 10-Q and the aforementioned Annual Report on Form 10-K contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off –Balance Sheet Operations

As of March 31, 2013, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of SW China’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended March 31, 2013 and 2012, and cumulative from February 23, 2011 (inception) to March 31, 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of March 31, 2013, we had $753 in cash and equivalents.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at March 31, 2013 Using:

	March 31, 2013	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$753	$753	$-	$-
Accounts receivable	293	293
	$1,046	$1,046	$-	$-

Liabilities
Accounts payable	$8,084	$8,084	$-	$-
Note payable to stockholder	39,400	39,400	-	-
	$47,484	$47,484	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three months ended March 31, 2013 and the period February 23, 2011 (inception) to March 31, 2013 we had no dilutive financial instruments issued or outstanding.

Revenue Recognition

SW China follows the guidance of FASB ASC Topic 605 for revenue recognition.  In general, SW China recognizes revenue when (1) the price is fixed and determinable, (2) persuasive evidence of an arrangement exists, (3) the service has been provided, and (4) collectability is reasonably assured.

SW China generates revenue from two sources: (i) sales of its high-end handmade lace wigs and hairpieces and other beauty supplies to beauty supply stores, hair salons, independent hair stylists, and retail customers via the Internet and (ii) consulting services consisting of product and retail channel development for beauty and fashion products.  Revenue from sales of its high-end handmade lace wigs, hairpieces and other beauty supplies is recognized at the time of the sale and revenues from consulting services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable, and collectability is probable.

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

Contractual Obligations

As of March 31, 2013, SW China no contractual obligations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable since we are a smaller reporting company.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our sole officer and director, Seon Won, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be presented or detected on a timely basis.

Based on management’s assessment, we have concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

Mr. Won has concluded that our disclosure controls and procedures had the following material weaknesses:

•

We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function.  While this control deficiency has not resulted in any audit adjustments to our interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

•

SW China lacks sufficient resources to perform the internal audit function and does not have an Audit Committee;

•

We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert to SW China.  The Board of Directors is comprised of one (1) member who also serves as SW China’s sole executive officers.  As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by SW China; and

•

Documentation of all proper accounting procedures is not yet complete.

These weaknesses have existed since our inception on February 23, 2011 and, as of March 31, 2013, have not been remedied.

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

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002

* Incorporated by our Registration Statement on Form S-1 filed May 3, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 30th day of April, 2013.

SW CHINA IMPORTS, INC.

By:

/s/ Seon Won

Seon Won

President, Chief Executive Officer,

Principal Executive Officer and Director