Form 10-Q
period 2013-06-30
SW China Imports, Inc.
filed 2013-07-29
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

Yes ☒      No ☐

The number of shares outstanding of the Registrant's common stock, $0.0001 par value, as of July 26, 2013, was 210,000,000.

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

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	6/30/13 (unaudited)	12/31/12 (audited)
Current assets:
Cash and equivalents	$2,546	$600
Accounts receivable	344	-
	2,890	600

Total assets:	$2,890	$600

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$12,524	$559
Notes payable to stockholders	44,350	39,550
	56,874	40,109

Total liabilities	$56,874	$40,109

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 200,000,000 and 500,000,000 shares issued and outstanding, respectively	20,000	50,000
Additional paid-in capital	58,986,798	58,954,763
(Deficit) accumulated during the development stage	(59,060,782)	(59,044,272)

Total stockholders’ (deficit)	$(53,984)	$(39,509)

Total liabilities and stockholders’ (deficit)	$2,890	$600

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

					Cumulative from 2/23/11 (inception) to 6/30/13
	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Revenues, net	$2,153	$-	$7,071	$-	$7,071

Cost of revenues	-	-	178	-	178

Gross profit	2,153	-	6,893	-	6,893

Expenses:
General and administrative	-	-	616	575	1,310
Consulting fees	-	-	-	1,000	23,514,375
Legal fees	7,500	750	15,075	9,575	124,363
Accounting fees	1,675	1,000	4,175	3,000	14,675
Director fees	-	-	-	-	35,400,000
Transfer agent fees	524	372	1,502	2,448	5,229
Total expenses	9,699	2,122	21,368	16,598	59,059,952

(Loss) from operations	(7,546)	(2,122)	(14,475)	(16,598)	(59,053,059)

Other income (expense)
Interest expense	(1,032)	(889)	(2,035)	(1,778)	(7,723)
Total other income (expense)	(1,032)	(889)	(2,035)	(1,778)	(7,723)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(8,578)	$(3,011)	$(16,510)	$(18,376)	$(59,060,782)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	298,901,099	112,570,000	398,895,028	112,307,705

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from February 23, 2011 (inception) to June 30, 2013

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

For the period from February 23, 2011 (inception) to June 30, 2013

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

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from February 23, 2011 (inception) to June 30, 2013

 (continued)

Balance, December 31, 2012 (audited)	500,000,000	$50,000	$58,954,763	$-	$(59,044,272)	$(39,509)

Cancellation of shares of common stock	(300,000,000)	(30,000)	30,000	-	-	-

Imputed interest on related party loan	-	-	2,035	-	-	2,035

Net (loss) for the period	-	-	-	-	(16,510)	(16,510)

Balance, June 30, 2013 (unaudited)	200,000,000	$20,000	$58,986,798	$-	$(59,052,203)	$(53,984)

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended June 30,		Cumulative from 2/23/11 (inception) to 6/30/13
	2013	2012
Cash flows from operating activities:
Net (loss)	$(16,510)	$(18,376)	$(59,060,782)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Common stock issued in connection with services provided by consultants	-	-	23,563,375
Common stock issued to officers	-	-	35,400,000
Imputed interest on related party loan	2,035	1,778	7,573
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(344)	-	(344)
Increase (decrease) in accounts payable	11,965	99	12,524

Net cash provided (used) by operating activities	(2,854)	(16,499)	(77,654)

Cash flows from financing activities:
Increase in notes payable to a stockholder	9,800	5,100	64,350
Decrease in notes payable to a stockholder	(5,000)	-	(20,000)
Borrowings on debt	-	-	20,000
Interest expense on borrowings	-	-	150
Proceeds from issuance of common stock	-	-	15,700

Net cash provided (used) by financing activities	4,800	5,100	80,200

Net increase (decrease) in cash	1,946	(11,399)	2,546

Cash – beginning of period	600	14,773	-

Cash – end of period	$2,546	$3,374	$2,546

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

(continued)

	For the three months ended June 30,		Cumulative from 2/23/11 (inception) to 6/30/13
	2013	2012
Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s shares)	$-	$-	$10,000
Conversion of note payable into common stock	-	-	20,150
Rescinding of common shares	-	-	500
Cancellation of common shares	(30,000)	-	(30,000)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of June 30, 2013, Statements of Operations for the three months ended June 30, 2013 and 2012, for the six months ended June 30, 2013 and 2012, and cumulative from February 23, 2011 (Inception) to June 30, 2013, Statement of Stockholder’s (Deficit) for the cumulative period from February 23, 2011 (Inception) to June 30, 2013, and the Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and cumulative from February 23, 2011 (Inception) to June 30, 2013, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at June 30, 2013 and its results of operations and its cash flows for the period ended June 30, 2013 and cumulative from February 23, 2011 (inception) to June 30, 2013.  The results for the period ended June 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2013.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period ended June 30, 2013 and for the period February 23, 2011 (inception) to June 30, 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2013, the Company had $2,546 in cash and equivalents.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of June 30, 2013 the Company had no investments.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at June 30, 2013 Using:

Description	June 30, 2013	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$2,546	$2,546	$-	$-
Accounts receivable	344	344
	$2,890	$2,890	$-	$-

Liabilities
Accounts payable	$12,524	$12,524	$-	$-
Note payable to stockholder	44,350	44,350	-	-
	$56,874	$56,874	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period ended June 30, 2013 and cumulative from February 23, 2011 (inception) to June 30, 2013 the Company had no dilutive financial instruments issued or outstanding.

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

NOTE 2 – Development Stage Activities and Going Concern

The Company is in the development stage and has minimal operations, and as such has devoted most of its efforts since its inception to developing its business plan, issuing common stock, attempting to raise capital, establishing its accounting systems and other administrative functions.  The Company plans on importing high-end handmade lace wigs and hairpieces manufactured in China and South Korea into the United States.  After import, the Company intends to sell its products in bulk to beauty supply stores, hair salons, and independent hair stylists.  The Company also intends to sell its products directly to the retail consumer via the Internet.  Additionally, the Company intends to conduct additional capital formation activities through the issuance of its common stock to achieve these long-term business growth strategies.

While management of the Company believes that SW China Imports will be successful in its planned operating activities under its business plan and capital formation activities, there can be no assurance that it will be able to successfully execute on either of these or that it will be able to generate adequate revenues to earn a profit or sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of June 30, 2013, the Company had a working capital deficiency of ($59,060,782).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 250,000,000 shares with a par value of $0.0001 per share.

During the period February 23, 2011 (inception) to June 30, 2013 the Company issued an aggregate of 506,000,000 shares as follows:

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

On April 30, 2013, certain shareholders of the Company returned 300,000,000 shares of the Company’s common stock, $0.0001 par value, which was subsequently cancelled by the Company.

As of June 30, 2013, the Company had 200,000,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.0001 per share.

As of June 30, 2013, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Income Taxes

The provision (benefit) for income taxes for the period from February 23, 2011 (inception) to June 30, 2013 was as follows, assuming a 35 percent effective tax rate:

	For the six months ended June 30, 2013		For the period February 23, 2011 (inception) to June 30, 2013
Current tax provision:
Federal
Taxable income	$-	$

Total current tax provision	$-	$

Deferred tax provision:
Federal
Loss carryforwards	$5,779		$32,154
Change in valuation allowance	(5,779)		(32,154)

Total deferred tax provision	$-		$-

As of June 30, 2013, the Company had approximately $91,869 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2032.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from February 23, 2011 (inception) to June 30, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 6 – Related Party Transactions

As of June 30, 2013, the Company operated out of office space that is being provided to us by our former treasurer and secretary, Jae Hwang, free of charge.  There is no written agreement or other material terms relating to this arrangement.

For the period February 23, 2011 (inception) to June 30, 2013 the Company’s rent expense was zero.  This is because of the short time period and the minimal level of operating activities that have transpired during this period of time.

As of June 30, 2013, the Company had notes payable to a related party stockholder in the amount of $44,350.  These notes are payable on demand and are non-interest bearing.  As of June 30, 2013 these notes had accrued $7,723 in imputed interest that has been recorded in the financial statements as additional paid-in capital.  During the three months ended June 30, 2013 these notes accrued $1,032 in imputed interest.

NOTE 7 – Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of ASU 2011-12 has not had a material impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”).  This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The adoption of ASU 2011-11 has not had a material impact on the Company’s financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02.  This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of ASU 2012-02 has not had a material impact on the Company’s financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03.  This update amends various SEC paragraphs pursuant to the issuance of SAB

No. 114.  The adoption of ASU 2012-03 has not had a material impact on the Company’s financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04.  The amendments in this update cover a wide range of Topics in the Accounting Standards Codification.  These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements.  The amendments in this update will be effective for fiscal periods beginning after December 15, 2012.  The adoption of ASU 2012-04 has not had a material impact on the Company’s financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11.  The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users.  In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs.  Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013.  The adoption of ASU 2013-01 has not had a material impact on the Company’s financial position or results of operations.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications.  Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period.  Those gains and losses are later reclassified out of accumulated other comprehensive income into net income.  The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements.  All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.  The new amendments will require an organization to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

•

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period.  This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income.  Public companies are required to comply with these amendments for all reporting periods (interim and annual).  The amendments are effective for reporting periods beginning after December 15, 2012, for public companies.  Early adoption is permitted.  The adoption of ASU No. 2013-02 has not had a material impact on the Company’s financial position or results of operations.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

NOTE 8 – Subsequent Events

On July 11, 2013 the Company issued 10,000,000 restricted shares of its common stock, $0.0001 par value, to Taurus Financial Partners, LLC (“Taurus”).  These shares were valued at $26,000, or $0.0026 per share.  Taurus provides the Company with ongoing Securities and Exchange Commission (“SEC”) filing services to maintain compliance with the Company’s financial reporting obligations.  A Form 8-K was filed with the Securities and Exchange Commission on July 12, 2013 disclosing this share issuance.

As of July 26, 2013 the Company had 210,000,000 shares of its common stock issued and outstanding.

No other material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with limited operations.  Our independent registered public accounting firm has issued a going concern opinion in their audit report dated February 11, 2013, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 11, 2013.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  Accordingly, we must raise additional cash to sustain our limited operations.

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

Status as a Shell Company

As of June 30, 2013, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended.  Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Plan of Operations

We plan to import high-end handmade lace wigs and hairpieces manufactured overseas, as well as other beauty supplies and accessories, into the United States.  We intend to sell our products in bulk to beauty supply stores, hair salons, and independent hair stylists.  We will also offer our products directly to the retail consumer via the Internet.

It is important to note that we are a development stage business with minimal business activity.  As of June 30, 2013 we have imported a limited number of lace wigs and hairpieces.  Further, we do not have any formal agreements in place with any beauty supply stores, hair salons or independent hair stylists.  Our discussions with potential distributors have been limited solely to exploratory talks until we can demonstrate our ability to procure and deliver our products in a timely manner and in sufficient quantities.

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

Results of Operations

Three Months Ended June 30, 2013 and 2012

Revenues.  We generated $2,153 in revenue during the three months ended June 30, 2013 and $-0- for the same period a year ago.  This revenue was derived solely from design consulting services.

Gross Profit.  Our gross profit was $2,153 during the three months ended June 30, 2013 and $-0- for the same period a year ago.

Operating Expenses.  Our total operating expenses for the three months ended June 30, 2013 were $9,699, which is a $7,577, or 357.1%, increase compared to operating expenses of $2,122 for the same period a year ago.  Our operating expenses were primarily attributable to costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Income (Loss) From Operations.  We had a loss from operations of ($7,546) for the three months ended June 30, 2013 compared to an operating loss of ($2,122) for the same period a year ago, which represented a $5,424, or 255.6%, increase in operating loss.

Other income (expenses).  During the three months ended June 30, 2013 we recorded ($1,032) in other expenses compared to ($889) for the same period a year ago, which represents an increase of $143, or 16.1%.  These other expenses were comprised entirely of imputed interest expenses related to notes outstanding payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Income (Loss).  We had a net loss of ($8,578) for the three months ended June 30, 2013 compared to a net loss of ($3,011) for the same period a year ago, which represented an increase of $5,567, or 184.9%, in net loss.  The increase in net loss was the result of increases in expenses directly related to maintaining our financial reporting compliance with the SEC.

Six Months Ended June 30, 2013 and 2012

Revenues.  We generated $7,071 in revenue during the six months ended June 30, 2013 and $-0- for the same period a year ago.  This revenue was derived from selling $260 in products and $6,811 in design consulting services.

Cost of Revenues.  Our cost of revenues was $178 during the six months ended June 30, 2013 and $-0- for the same period a year ago.

Gross Profit.  Our gross profit was $6,893 during the six months ended June 30, 2013 and $-0- for the same period a year ago.  Excluding revenue and gross profits generated from design consulting services, our gross profit for product sales was $82, which represents a gross profit margin of 46.1%.

Operating Expenses.  Our total operating expenses for the six months ended June 30, 2013 were $21,368, which is an increase of $4,770, or 28.7%, compared to operating expenses of $16,598 for the same period a year ago.  Our operating expenses were primarily attributable to costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Income (Loss) From Operations.  We had a loss from operations of ($14,475) for the six months ended June 30, 2013 compared to an operating loss of ($16,598) for the same period a year ago, which represented a decrease of ($2,123), or (12.8%), in operating loss.

Other income (expenses).  During the six months ended June 30, 2013 we recorded ($2,035) in other expenses compared to ($1,778) for the same period a year ago, which represents an increase of $257, or 14.5%.  These other expenses were comprised entirely of imputed interest expenses related to notes outstanding payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Income (Loss).  We had a net loss of ($16,510) for the six months ended June 30, 2013 compared to a net loss of ($18,376) for the same period a year ago, which represented an decrease of ($1,866), or (10.2%), in net loss.  The decrease in net loss was the result of us generating initial revenues which offset the increase in expenses related to maintaining our financial reporting compliance with the SEC.

Cumulative During the Development Stage – February 23, 2011 (inception) through June 30, 2013

For ease of reading we refer to the period of February 23, 2011 (inception) through June 30, 2013 as the “Developmental Period”.

Revenues.  We have generated $7,071 in revenue during the Developmental Period.  This revenue was derived from selling $260 in products and $6,811 in design consulting services.

Cost of Revenues.  Our cost of revenues was $178 during the Developmental Period.

Gross Profit.  Our gross profit was $6,893 during the Developmental Period.  Excluding revenue and gross profits generated from design consulting services, our gross profit for product sales was $82, which represents a gross profit margin of 46.1%.

Operating Expenses.  Our total operating expenses for the Developmental Period were $59,059,952.  These operating expenses were primarily attributable to organizational costs related to our formation, an early offering of our common stock, complying with our ongoing SEC reporting requirements, obtaining a listing on the OTC Bulletin Board, applying for DTC Eligibility, and issuing shares of our common stock to our officers – current and former – and outside consultants.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Loss From Operations.  We have incurred an operating loss of ($59,053,952) during the Developmental Period.  The operating loss was primarily attributable to organizational costs related to our formation, an early offering of our common stock, complying with our ongoing SEC reporting requirements, obtaining a listing on the OTC Bulletin Board, applying for DTC Eligibility, and issuing shares of our common stock to our officers – current and former – and outside consultants.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other income (expenses).  During the Developmental Period we recorded ($7,723) in other expenses, which was comprised entirely of imputed interest expenses related to notes outstanding payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Loss.  We have incurred a net loss of ($59,060,782) during the Developmental Period.  The net loss was primarily attributable to organizational costs related to our formation, an early offering of our common stock, complying with our ongoing SEC reporting requirements, obtaining a listing on the OTC Bulletin Board, applying for DTC Eligibility, and issuing shares of our common stock to our officers – current and former – and outside consultants.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($53,984) as of June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2013, we had total assets of $2,890, consisting of $2,546 in cash and $344 in accounts receivable.  Our total liabilities were $56,874, which consisted of accounts payable of $12,524 and notes payable aggregating $44,350 to a related party.  These are demand notes and do not bear interest.  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

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

Off –Balance Sheet Operations

As of June 30, 2013, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of SW China’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended June 30, 2013 and 2012, for the six months ended June 30, 2013 and 2012, and cumulative from March 3, 2011 (inception) to June 30, 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SW China considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2013, we had $2,546 in cash and equivalents.

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

The estimated fair values of SW China’s financial instruments are as follows:

	Fair Value Measurement at June 30, 2013 Using:

Description	June 30, 2013	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$2,546	$2,546	$-	$-
Accounts receivable	344	344
	$2,890	$2,890	$-	$-

Liabilities
Accounts payable	$12,524	$12,524	$-	$-
Note payable to stockholder	44,350	44,350	-	-
	$56,874	$56,874	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three and six months ended June, 2013 and the period February 23, 2011 (inception) to June 30, 2013 we had no dilutive financial instruments issued or outstanding.

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

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of ASU 2011-12 has not had a material impact on SW China’s financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”).  This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The adoption of ASU 2011-11 has not had a material impact on SW China’s financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02.  This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of ASU 2012-02 has not had a material impact on SW China’s financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03.  This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114.  The adoption of ASU 2012-03 has not had a material impact on SW China’s financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04.  The amendments in this update cover a wide range of Topics in the Accounting Standards Codification.  These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements.  The amendments in this update will be effective for fiscal periods beginning after December 15, 2012.  The adoption of ASU 2012-04 has not had a material impact on SW China’s financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11.  The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users.  In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs.  Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013.  The adoption of ASU 2013-01 has not had a material impact on SW China’s financial position or results of operations.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications.  Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period.  Those gains and losses are later reclassified out of accumulated other comprehensive income into net income.  The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements.  All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.  The new amendments will require an organization to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

•

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period.  This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income.  Public companies are required to comply with these amendments for all reporting periods (interim and annual).  The amendments are effective for reporting periods beginning after December 15, 2012, for public companies.  Early adoption is permitted.  The adoption of ASU No. 2013-02 has not had a material impact on SW China’s financial position or results of operations.

SW China has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Contractual Obligations

As of June 30, 2013, SW China no contractual obligations.

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

Based on management’s assessment, we have concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

Management has concluded that our disclosure controls and procedures had the following material weaknesses:

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

These weaknesses have existed since our inception on February 23, 2011 and, as of June 30, 2013, have not been remedied.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
3.3(2)	Amendment to Articles of Incorporation
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002

(1)

Incorporated by our Registration Statement on Form S-1 filed May 3, 2011.

(2)

Incorporated by our Current Report on Form 8-K filed May 1, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 29th day of July, 2013.

SW CHINA IMPORTS, INC.

By:

/s/ Seon Won

Seon Won

President, Chief Executive Officer,

Principal Executive Officer, Principal

Accounting Officer, Treasurer, Secretary, and

Director

(Sole Officer and Director)