Form 10-Q
period 2013-09-30
SW China Imports, Inc.
filed 2013-10-28
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

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

Yes ☒      No ☐

The number of shares outstanding of the Registrant's common stock, $0.0001 par value, as of October 25, 2013, was 210,000,000.

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

As used in this Quarterly Report, the terms "we", "us", "our", "SW China", “Registrant”, and “Issuer” refers to SW China Imports, Inc. unless the context clearly requires otherwise.

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(unaudited)

ASSETS

	9/30/13	12/31/12
Current assets:
Cash and equivalents	$2,743	$600
	2,743	600

Total assets:	$2,743	$600

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$14,222	$559
Notes payable to stockholders	50,350	39,550
	64,572	40,109

Total liabilities	$64,572	$40,109

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 210,000,000 and 500,000,000 shares issued and outstanding, respectively	21,000	50,000
Additional paid-in capital	59,012,867	58,954,763
(Deficit) accumulated during the development stage	(59,095,696)	(59,044,272)

Total stockholders’ (deficit)	$(61,829)	$(39,509)

Total liabilities and stockholders’ (deficit)	$2,743	$600

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

					Cumulative from 2/23/11 (inception) to 9/30/13
	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Revenues, net	$1,077	$-	$8,148	$-	$8,148

Cost of revenues	-	-	178	-	178

Gross profit	1,077	-	7,970	-	7,970

Expenses:
General and administrative	-	15	616	590	2,310
Consulting fees	26,000	-	26,000	1,000	23,539,375
Legal fees	7,500	15,000	22,575	24,575	131,863
Accounting fees	1,000	1,000	5,175	4,000	15,675
Director fees	-	-	-	-	35,400,000
Transfer agent fees	422	457	1,924	2,905	5,651
Total expenses	34,922	16,472	56,290	33,070	59,094,874

(Loss) from operations	(33,845)	(16,472)	(48,320)	(33,070)	(59,086,904)

Other income (expense)
Interest expense	(1,069)	(1,234)	(3,104)	(3,012)	(8,792)
Total other income (expense)	(1,069)	(1,234)	(3,104)	(3,012)	(8,792)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(34,914)	$(17,706)	$(51,424)	$(36,082)	$(59,095,696)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	208,804,348	111,961,304	334,835,165	112,194,088

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from February 23, 2011 (inception) to September 30, 2013

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

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from February 23, 2011 (inception) to September 30, 2013

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

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from February 23, 2011 (inception) to September 30, 2013

(unaudited)

(continued)

Balance, December 31, 2012	500,000,000	$50,000	$58,954,763	$-	$(59,044,272)	$(39,509)

Cancellation of shares of common stock	(300,000,000)	(30,000)	30,000	-	-	-

Issuance of shares of common stock to consultant	10,000,000	1,000	25,000	-	-	26,000

Imputed interest on related party loan	-	-	3,104	-	-	3,104

Net (loss) for the period	-	-	-	-	(51,424)	(51,424)

Balance, September 30, 2013	210,000,000	$21,000	$59,012,867	$-	$(59,095,696)	$(61,829)

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,		Cumulative from 2/23/11 (inception) to 9/30/13
	2013	2012
Cash flows from operating activities:
Net (loss)	$(51,424)	$(36,082)	$(59,095,696)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Common stock issued in connection with services provided by consultants	26,000	-	23,589,375
Common stock issued to officers	-	-	35,400,000
Imputed interest on related party loan	3,104	2,958	8,792
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	184	-
Increase (decrease) in accounts payable	13,663	54	14,222

Net cash (used) in operating activities	(8,657)	(32,886)	(83,307)

Cash flows from financing activities:
Increase in notes payable to a stockholder	15,800	37,100	70,350
Decrease in notes payable to a stockholder	(5,000)	(15,000)	(20,000)
Borrowings on debt	-	-	20,000
Proceeds from issuance of common stock	-	-	15,700

Net cash provided by financing activities	10,800	22,100	86,050

Net increase (decrease) in cash	2,143	(10,789)	2,743

Cash – beginning of period	600	14,773	-

Cash – end of period	$2,743	$3,987	$2,743

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

(continued)

	For the nine months ended September 30,		Cumulative from 2/23/11 (inception) to 9/30/13
	2013	2012
Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s shares)	$-	$-	$10,000
Conversion of note payable into common stock	-	-	20,150
Rescinding of common shares	-	-	500
Cancellation of common shares	(30,000)	-	(30,000)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of September 30, 2013, Statements of Operations for the three months ended September 30, 2013 and 2012, for the nine months ended September 30, 2013 and 2012, and cumulative from February 23, 2011 (Inception) to September 30, 2013, Statement of Stockholder’s (Deficit) for the cumulative period from February 23, 2011 (Inception) to September 30, 2013, and the Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and cumulative from February 23, 2011 (Inception) to September 30, 2013, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at September 30, 2013 and its results of operations and its cash flows for the period ended September 30, 2013 and cumulative from February 23, 2011 (inception) to September 30, 2013.  The results for the period ended September 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2013.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period ended September 30, 2013 and for the period February 23, 2011 (inception) to September 30, 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of September 30, 2013 and December 31, 2012, the Company had no cash equivalents.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of September 30, 2013 and December 31, 2012 the Company had no investments.

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

Level	Description

Level 1	Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of September 30, 2013 are as follows:

	Fair Value Measurement at September 30, 2013 Using:

Description	9/30/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$2,743	$2,743	$-	$-
	$2,743	$2,743	$-	$-

Liabilities
Accounts payable	$14,222	$14,222	$-	$-
Note payable to stockholder	50,350	50,350	-	-
	$64,572	$64,572	$-	$-

The estimated fair values of the Company’s financial instruments as of December 31, 2012 are as follows:

	Fair Value Measurement at December 31, 2012 Using:

Description	12/31/12	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$600	$600	$-	$-
	$600	$600	$-	$-

Liabilities
Accounts payable	$559	$559	$-	$-
Note payable to stockholder	39,550	39,550	-	-
	$40,109	$40,109	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period ended September 30, 2013 and cumulative from February 23, 2011 (inception) to September 30, 2013 the Company had no dilutive financial instruments issued or outstanding.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of September 30, 2013, the Company had a working capital deficiency of ($59,095,696).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 250,000,000 shares with a par value of $0.0001 per share.

During the period February 23, 2011 (inception) to September 30, 2013 the Company issued an aggregate of 516,000,000 shares as follows:

Date of Issue	Description of Issuance	Shares Issued

2/23/11	Issuance of Founder’s Shares to original officers and directors	100,000,000
2/23/11	Issuance of common stock to consultants (non-related) for assistance with early stage development services. These shares were valued at $100,000, or $0.01 per share, based on the value of the services provided	10,000,000
10/27/11	Sale of shares to investors in an offering of the Company’s common stock for $15,700 in cash, or $0.01 a share.	1,570,000
2/22/12	Subscribed shares by an investor. These shares were priced at $0.01 per share, or an aggregate of $10,000.	1,000,000
11/27/12	Shares issued to retire an outstanding convertible promissory note with M-Stocks, LLC aggregating $20,150 in principal and accrued interest at a fixed price of $0.02 a share	1,007,500
11/27/12	Shares issued to the Company’s directors valued at $35,376,400, or $0.15 a share, which was the closing price of the Company’s stock as reported by the OTC Bulletin Board on the date of issue	236,000,000
11/27/12	Shares issued to consultants valued at $23,463,375, or $0.15 a share, which was the closing price of the Company’s stock as reported by the OTC Bulletin Board on the date of issue	156,422,500
7/11/13	Shares issued to a consultant valued at $26,000, or $0.0026 a share, which was the closing price of the Company’s stock as reported by the OTC Bulletin Board on the date of issue	10,000,000
	Aggregate shares issued	516,000,000

During the period February 23, 2011 (inception) to September 30, 2013 the Company cancelled an aggregate of 306,000,000 split adjusted shares of its common stock as follows:

Date of Cancellation	Description of Cancellation	Shares Cancelled

8/6/12	After making numerous attempts to collect cash due for subscribed stock, the Company cancelled and returned to its treasury subscribed shares of common stock	1,000,000
10/27/12	The Company and Arctic Eyes, LLC mutually agreed to rescind their February 23, 2011 Consulting Agreement. Arctic Eyes returned the shares it was holding which were subsequently cancelled by the Company.	5,000,000
4/30/13	Certain shareholders of the Company returned shares of the Company’s common stock for cancellation and return to treasury	300,000,000
	Aggregate shares cancelled	306,000,000

As of September 30, 2013, the Company had 210,000,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.0001 per share.

As of September 30, 2013, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Income Taxes

The provision (benefit) for income taxes for the period from February 23, 2011 (inception) to September 30, 2013 was as follows, assuming a 35 percent effective tax rate:

	For the nine months ended 9/30/13		For the period February 23, 2011 (inception) to 9/30/13
Current tax provision:
Federal
Taxable income	$-	$

Total current tax provision	$-	$

Deferred tax provision:
Federal
Loss carryforwards	$8,898		$51,635
Change in valuation allowance	(8,898)		(51,635)

Total deferred tax provision	$-		$-

As of September 30, 2013, the Company had approximately $147,529 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2032.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from February 23, 2011 (inception) to September 30, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 6 – Related Party Transactions

As of September 30, 2013, the Company operated out of office space that is being provided to us by our former treasurer and secretary, Jae Hwang, free of charge.  There is no written agreement or other material terms relating to this arrangement.

For the period February 23, 2011 (inception) to September 30, 2013 the Company’s rent expense was zero.  This is because of the short time period and the minimal level of operating activities that have transpired during this period of time.

As of September 30, 2013, the Company had notes payable to a related party stockholder in the amount of $50,350.  These notes are payable on demand and are non-interest bearing.  As of September 30, 2013 these notes had accrued $8,792 in imputed interest that has been recorded in the financial statements as additional paid-in capital.  During the three months ended September 30, 2013 these notes accrued $1,069 in imputed interest.

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

Status as a Shell Company

As of September 30, 2013, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended.  Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Plan of Operations

We plan to import high-end handmade lace wigs and hairpieces manufactured overseas, as well as other beauty supplies and accessories, into the United States.  We intend to sell our products in bulk to beauty supply stores, hair salons, and independent hair stylists.  We will also offer our products directly to the retail consumer via the Internet.

It is important to note that we are a development stage business with minimal business activity.  As of September 30, 2013 we have imported a limited number of lace wigs and hairpieces.  Further, we do not have any formal agreements in place with any beauty supply stores, hair salons or independent hair stylists.  Our discussions with potential distributors have been limited solely to exploratory talks until we can demonstrate our ability to procure and deliver our products in a timely manner and in sufficient quantities.

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

Results of Operations

Three Months Ended September 30, 2013 and 2012

Revenues.  We generated $1,077 in revenue during the three months ended September 30, 2013 and $-0- for the same period a year ago.  This revenue was derived solely from design consulting services.

Gross Profit.  Our gross profit was $1,077 during the three months ended September 30, 2013 and $-0- for the same period a year ago.

Operating Expenses.  Our total operating expenses for the three months ended September 30, 2013 were $34,922, which is a $18,450, or 112.0%, increase compared to operating expenses of $16,472 for the same period a year ago.  Our operating expenses were primarily attributable to costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Income (Loss) From Operations.  We had a loss from operations of ($33,845) for the three months ended September 30, 2013 compared to an operating loss of ($16,472) for the same period a year ago, which represented a $17,373, or 105.5%, increase in operating loss.

Other income (expenses).  During the three months ended September 30, 2013 we recorded ($1,069) in other expenses compared to ($1,234) for the same period a year ago, which represents a decrease of ($165), or (13.4%).  These other expenses were comprised entirely of imputed interest expenses related to notes outstanding payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Income (Loss).  We had a net loss of ($34,914) for the three months ended September 30, 2013 compared to a net loss of ($17,706) for the same period a year ago, which represented an increase of $17,208, or 97.2%, in net loss.  The increase in net loss was the result of increases in expenses directly related to maintaining our financial reporting compliance with the SEC.

Nine Months Ended September 30, 2013 and 2012

Revenues.  We generated $8,148 in revenue during the nine months ended September 30, 2013 and $-0- for the same period a year ago.  This revenue was derived from selling $260 in products and $7,888 in design consulting services.

Cost of Revenues.  Our cost of revenues was $178 during the nine months ended September 30, 2013 and $-0- for the same period a year ago.

Gross Profit.  Our gross profit was $7,970 during the nine months ended September 30, 2013 and $-0- for the same period a year ago.  Excluding revenue and gross profits generated from design consulting services, our gross profit for product sales was $82, which represents a gross profit margin of 46.1%.

Operating Expenses.  Our total operating expenses for the nine months ended September 30, 2013 were $56,290, which is an increase of $23,220, or 70.2%, compared to operating expenses of $33,070 for the same period a year ago.  Our operating expenses were primarily attributable to costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Income (Loss) From Operations.  We had a loss from operations of ($48,320) for the nine months ended September 30, 2013 compared to an operating loss of ($33,070) for the same period a year ago, which represented an increase of $15,250, or 46,1%, in operating loss.

Other income (expenses).  During the nine months ended September 30, 2013 we recorded ($3,104) in other expenses compared to ($3,012) for the same period a year ago, which represents an increase of $92, or 3.1%.  These other expenses were comprised entirely of imputed interest expenses related to notes outstanding payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Income (Loss).  We had a net loss of ($51,424) for the nine months ended September 30, 2013 compared to a net loss of ($36,082) for the same period a year ago, which represented an increase of $15,342, or 42.5%, in net loss.  The increase in net loss was the result of us generating initial revenues which offset the increase in expenses related to maintaining our financial reporting compliance with the SEC.

Cumulative During the Development Stage – February 23, 2011 (inception) through September 30, 2013

For ease of reading we refer to the period of February 23, 2011 (inception) through September 30, 2013 as the “Developmental Period”.

Revenues.  We have generated $8,148 in revenue during the Developmental Period.  This revenue was derived from selling $260 in products and $7,888 in design consulting services.

Cost of Revenues.  Our cost of revenues was $178 during the Developmental Period.

Gross Profit.  Our gross profit was $7,970 during the Developmental Period.  Excluding revenue and gross profits generated from design consulting services, our gross profit for product sales was $82, which represents a gross profit margin of 46.1%.

Operating Expenses.  Our total operating expenses for the Developmental Period were $59,094,874.  These operating expenses were primarily attributable to organizational costs related to our formation, an early offering of our common stock, complying with our ongoing SEC reporting requirements, obtaining a listing on the OTC Bulletin Board, applying for DTC Eligibility, and issuing shares of our common stock to our officers – current and former – and outside consultants.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Loss From Operations.  We have incurred an operating loss of ($59,086,904) during the Developmental Period.  The operating loss was primarily attributable to organizational costs related to our formation, an early offering of our common stock, complying with our ongoing SEC reporting requirements, obtaining a listing on the OTC Bulletin Board, applying for DTC Eligibility, and issuing shares of our common stock to our officers – current and former – and outside consultants.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other income (expenses).  During the Developmental Period we recorded ($8,792) in other expenses, which was comprised entirely of imputed interest expenses related to notes outstanding payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Loss.  We have incurred a net loss of ($59,095,696) during the Developmental Period.  The net loss was primarily attributable to organizational costs related to our formation, an early offering of our common stock, complying with our ongoing SEC reporting requirements, obtaining a listing on the OTC Bulletin Board, applying for DTC Eligibility, and issuing shares of our common stock to our officers – current and former – and outside consultants.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($61,829) as of September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2013, we had total assets of $2,743 consisting entirely of cash.  Our total liabilities were $64,572, which consisted of accounts payable of $14,222 and notes payable aggregating $50,350 to a related party.  These are demand notes and do not bear interest.  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

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

Off –Balance Sheet Operations

As of September 30, 2013, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments which are, in the opinion of SW China’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended September 30, 2013 and 2012, for the nine months ended September 30, 2013 and 2012, and cumulative from March 3, 2011 (inception) to September 30, 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SW China considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of September 30, 2013 and December 31, 2012 we had no cash equivalents.

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

Level	Description

Level 1	Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

[This space intentionally left blank.]

The estimated fair values of the Company’s financial instruments as of September 30, 2013 are as follows:

	Fair Value Measurement at September 30, 2013 Using:

Description	9/30/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$2,743	$2,743	$-	$-
	$2,743	$2,743	$-	$-

Liabilities
Accounts payable	$14,222	$14,222	$-	$-
Note payable to stockholder	50,350	50,350	-	-
	$64,572	$64,572	$-	$-

The estimated fair values of the Company’s financial instruments as of December 31, 2012 are as follows:

	Fair Value Measurement at December 31, 2012 Using:

Description	12/31/12	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$600	$600	$-	$-
	$600	$600	$-	$-

Liabilities
Accounts payable	$559	$559	$-	$-
Note payable to stockholder	39,550	39,550	-	-
	$40,109	$40,109	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three and nine months ended September, 2013 and the period February 23, 2011 (inception) to September 30, 2013 we had no dilutive financial instruments issued or outstanding.

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

Contractual Obligations

As of September 30, 2013, SW China no contractual obligations.

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

Based on management’s assessment, we have concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since our inception on February 23, 2011 and, as of September 30, 2013, have not been remedied.

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

(1)

Incorporated by our Registration Statement on Form S-1 filed May 3, 2011.

(2)

Incorporated by our Current Report on Form 8-K filed May 1, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 28th day of October, 2013.

SW CHINA IMPORTS, INC.

By:

/s/ Seon Won

Seon Won

President, Chief Executive Officer,

Principal Executive Officer, Principal

Accounting Officer, Treasurer, Secretary, and

Director

(Sole Officer and Director)