Form 10-K
period 2013-12-31
SW China Imports, Inc.
filed 2014-03-25
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Yes ☒      No ☐

As of June 30, 2013, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $124,217, based upon the closing sale price as reported by the OTC Bulletin Board on that date.

As of March 21, 2014, there were 210,000,000 shares of our common stock, $0.0001 par value issued and outstanding; 50,070,000 of these shares were held by non-affiliates of the Registrant.

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

Development Stage Company Status

Based on our financial history since inception on February 23, 2011, our independent registered public accounting firm has issued a going concern opinion in their audit report included in the financial statements that are a part of this Annual Report on Form 10-K.  We are a development stage company that has generated minimal revenue and currently has nominal assets.  SW China has a limited operating history and must be considered a development stage company.  Our business operations are subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history and limited capital resources.  No assurances can be given that we will ever be able to implement our business plan or, if implemented, will be successful.  If our business plan is not successful, and we are not able to operate profitably, investors may lose their entire investment in our company.

As of December 31, 2013 we have generated $8,148 in revenue and have incurred ($59,105,772) in losses since our inception on March 3, 2011.  We have not achieved profitability and expect to continue to incur net losses throughout the fiscal year ending December 31, 2014 and, probably, into subsequent fiscal periods.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

Emerging Growth Company Status

We are an "emerging growth company", as defined in the Jumpstart our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year.  In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”.  Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.  Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Status as a Shell Company

As of December 31, 2013, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended.  Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

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

It is important to note that we are a development stage business with minimal business activity.  As of December 31, 2013 we had imported a limited number of lace wigs and hairpieces.  Further, we do not have any formal agreements in place with any beauty supply stores, hair salons or independent hair stylists.  Our discussions with potential distributors have been limited solely to exploratory talks until we can demonstrate our ability to procure and deliver our products in a timely manner and in sufficient quantities.

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

It is important to note that as of March 21, 2014 we had 210,000,000 shares of our common stock issued and outstanding.  Our Articles of Incorporation authorizes us to issue a maximum of 250,000,000 shares of common stock.  In order to continue financing our operations through the issuance and sale of common stock we will need to amend our Articles of Incorporation to increase the number of authorized shares of common stock.  Presently there are no plans to increase the number of authorized shares of common stock, but we cannot give any assurances that we will not increase – possibly significantly – the number of authorized shares of our common stock in the future should the opportunity to secure the additional financing necessary to continue and expand our operations arise.

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

The economic conditions starting in late 2008 and extending through 2013 in the United States has contributed, and may continue to contribute to, high unemployment levels, lower consumer spending and reduced credit availability, and has in general impacted overall business and consumer confidence.  If such conditions continue or worsen, they could have an impact on wholesale and retail purchases of our products, which could affect our future sales, overall business, and force us to cease operations in which case investors could lose their entire investment.

Company Risk Factors

We lack an operating history and have losses which we expect to continue into the future.  There is no assurance our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably, our business will fail.

We were incorporated on February 23, 2011, have generated minimal revenue and as of December 31, 2013 have incurred ($59,105,772) in losses.  We have very little operating history upon which an evaluation of our future success or failure can be made.  We have not achieved profitability and expect to continue to incur net losses over the next 12 months, probably even longer.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

There is substantial uncertainty as to whether we will continue operations.  If we discontinue operations, you could lose your entire investment.

Our independent registered public accounting firm has discussed their uncertainty regarding our business operations in their audit report dated March 25, 2014, which is included in the audited financial statements that are a part of this Annual Report.

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

Our sole officer and director, Seon Won, currently owns 76.2% of our issued and outstanding common stock and is able to control all corporate decisions, even if such decisions may not be in the best interest of minority shareholders.

Our sole officer and director, Seon Won, directly owns 159,930,000 shares of our common stock, or 76.2% of all issued and outstanding shares.  Accordingly, he can effectively control the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets.  The interests of Mr. Won may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

An application for quotation on the OTC Bulletin Board was submitted by a market maker who agreed to sponsor the security and who demonstrated compliance with Rule 15c2-11 of the Securities Exchange Act of 1934 (“Exchange Act”).  The application for quotation of our registered common stock on the OTC Bulletin Board (“OTCBB”)  was accepted on September 11, 2012.  We also caused a different market maker to submit an application in September 2012 on our behalf to the Depository Trust Corporation (“DTC”) to become eligible for electronic trading (“DTC Eligible”).  We are currently approved for DTC electronic trading.

Even though our registered common stock is approved for quotation and electronic trading on the OTCBB, the number of institutions and/or persons interested in purchasing our registered common stock at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including, among others, the fact that we are a small and unproven company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community responsible for generating or influencing trading volume, and that even if we were to come to the attention of such institutions and/or persons, they tend to be more risk averse and may be reluctant to follow an unproven business such as ours or purchase or recommend the purchase of our shares until such time as we have demonstrated sufficient success with our business plan.  As such, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without adversely affecting their share price.  We cannot assure you that an active public trading market for our registered common stock will develop and, if developed, be sustained.

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

Our Articles of Incorporation authorizes the issuance of up to 250,000,000 shares of common stock and of up to 25,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors.  Our Board of Directors may, without requiring shareholder approval, issue shares of preferred stock with dividends, liquidation, conversion, voting or other rights which could supercede and/or adversely affect the voting power and/or other rights of the holders of our common stock.  The ability of our Board of Directors to issue shares of common stock and/or preferred stock may prevent any shareholder attempt to replace or remove current management and/or could make it extremely difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.  Additionally, the issuance of additional securities in the future may significantly reduce your proportionate ownership and voting power.

It is important to note that as of March 21, 2014 we had no shares of preferred stock issued or outstanding.

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

The OTC Bulletin Board (“OTCBB”) is a regulated quotation service that displays real-time quotes, last sale prices, and volume limitations in over-the-counter securities.  Because trades and quotations on the OTCBB involve a manual process, the market information for such securities cannot be guaranteed.  In addition, quote information, or even firm quotes, may not be available.  The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price.  Execution of trades, execution reporting, and the delivery of legal trade confirmation may be delayed significantly.  Consequently, you may not be able to sell shares of our common stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price that was quoted by the OTCBB at the time of the order entry.

Orders for OTCBB securities may be cancelled or edited like orders for other securities.  All requests to change or cancel an order must be submitted to, received by, and processed by the OTCBB.  Due to the manual order processing involved in handling OTCBB trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit their order in a timely manner.  Consequently, you may not be able to sell shares of our common stock at optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTCBB if the common stock or other security must be sold immediately.  Further, purchasers of securities may incur an immediate “paper” loss due to the price spread.  Moreover, dealers trading on the OTCBB may not have a bid price for securities bought and sold through the OTCBB.  As such, demand for securities that are traded through the OTC Bulletin Board may be decreased or eliminated.

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

We are classified as an “emerging growth company” as well as a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an "emerging growth company", as defined in the Jumpstart our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year.  In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”.  Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.  Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

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

	High	Low
Year Ended December 31, 2012
Third Quarter (1)	$-0-	$-0-
Fourth Quarter	$0.2000	$0.1100

Year Ending December 31, 2013
First Quarter	$0.2200	$0.1200
Second Quarter	$0.2700	$0.0003
Third Quarter	$0.0039	$0.0022
Fourth Quarter	$0.0035	$0.0015

Year Ending December 31, 2014
First Quarter (through March 21, 2014)	$0.1100	$0.0012

(1)

Our common stock received clearance from FINRA to trade on the OTC Bulletin Board on September 11, 2012.  It did not start trading until November 2012.

The closing price of our common stock on March 21, 2014 was $0.0699 as reported by the OTC Bulletin Board.

Holders of Record

As of March 21, 2014, we had 210,000,000 shares of our common stock issued and outstand held by approximately 38 stockholders of record; this figure does not include any shareholders electing to beneficially own their shares through nominees such their stock broker or other financial institution.  We had no shares of preferred stock issued and outstanding.

Common Stock

Our Articles of Incorporation authorize us to issue up to 250,000,000 shares of common stock, $0.0001 par value.  Each holder of our common stock is entitled to one (1) vote for each share held of record on all voting matters we present for a vote of stockholders, including the election of directors.  Holders of common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities, and there are no conversion rights or redemption or sinking fund provisions with respect to our common stock.  All shares of our common stock are entitled to share equally in dividends from sources legally available when, and if, declared by our Board of Directors.

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

As of March 21, 2014 we had 210,000,000 shares of common stock issued and outstanding.

Preferred Stock

Our Articles of Incorporation authorize us to issue up to 25,000,000 shares of preferred stock, $0.0001 par value.  Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms.  We believe that the Board of Directors’ power to set the terms of, and our ability to issue, preferred stock will provide flexibility in connection with possible financing or acquisition transactions in the future.  The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders.  The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our company.

As of March 21, 2014, we had no shares of preferred stock issued or outstanding.  Further, we have no present plans to issue any shares of preferred stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 21, 2014, we have not adopted an equity compensation plan and have not granted any stock options.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities without registration since February 23, 2011 (inception) through March 21, 2014:

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

On April 30, 2013, nine shareholders returned to SW China an aggregate of 300,000,000 shares of our restricted common stock, $0.0001 par value, which were subsequently cancelled by our Board of Directors.  These shares have been returned to our corporate treasury.

On July 11, 2013, we issued 10,000,000 shares of common stock to Taurus Financial Partners, LLC in consideration of its services of assisting us with our continued SEC and EDGAR filing requirements.  We valued these services at $26,000, or $0.0026 a share, which was the closing price of our common stock as quoted on the OTC Bulletin Board on the same day.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of its relationship to us, Taurus Financial Partners had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2013, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with limited operations.  Our independent registered public accounting firm has issued a going concern opinion in their audit report dated March 25, 2014, which can be found in accompanying financial statements.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  Accordingly, we must raise additional cash to sustain our limited operations.

We presently are exploring other such sources of funding, including raising funds through a second public offering, a private placement of securities, or loans.  If we are unable to raise this additional funding, we will either have to suspend operations until we do raise the cash or cease operations entirely.

The following discussion should be read in conjunction with our Financial Statements and the notes thereto and the other information included in this Annual Report as filed with the SEC on Form 10-K.

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

Status as a Shell Company

As of December 31, 2013, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended.  Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Results of Operations

For the ease of reference, we refer to the fiscal year ended December 31, 2013 as “Fiscal 2013” or the fiscal year ended December 31, 2013, the fiscal year ended December 31, 2012 as “Fiscal 2012” or the fiscal year ended December 31, 2012.

Fiscal Year Ended December 31, 2013 and 2012

Revenues.  We generated $8,148 in revenue during the fiscal year ended December 31, 2013 and $-0- for the same period a year ago.  This Fiscal 2013 revenue was derived from selling $260 in products and $7,888 in design consulting services.

Cost of Revenues.  Our cost of revenues was $178 during the fiscal year ended December 31, 2013 and $-0- for the same period a year ago.

Gross Profit.  Our gross profit was $7,970 during the fiscal year ended December 31, 2013 and $-0- for the same period a year ago.  Excluding revenue and gross profits generated from design consulting services, our gross profit for product sales in Fiscal 2013 was $82, which represents a gross profit margin of 46.1%.

Operating Expenses.  Our total operating expenses for the fiscal year ended December 31, 2013 were $65,172, which was a decrease of ($58,836,835), or (99.9%), compared to operating expenses of $58,902,007 for the same period a year ago.  Our operating expenses in Fiscal 2013 were primarily attributable to costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Income (Loss) From Operations.  We had a loss from operations of ($57,202) for the fiscal year ended December 31, 2013 compared to an operating loss of ($58,902,007) for the same period a year ago, which represented a decrease of ($58,844,805), or (99.9%), in operating loss.

Other income (expenses).  During the fiscal year ended December 31, 2013 we recorded ($4,298) in other expenses compared to ($4,059) for the same period a year ago, which represents an increase of $239, or 5.9%.  These other expenses were comprised entirely of imputed interest expenses related to notes outstanding payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Income (Loss).  We had a net loss of ($61,500) for the fiscal year ended December 31, 2013 compared to a net loss of ($58,906,066) for the same period a year ago, which represented a decrease of ($58,844,566), or (99.9%), in net loss.  The decrease in net loss was attributable to us issuing a one-time $58,863,375 in non-cash compensation in Fiscal 2012 to our directors and outside consultants.  This compensation was issued in the form of 392,422,500 shares of our common stock valued at $0.15 a share, which was the closing price of the SW China’s common stock as reported by the OTC Bulletin Board on the date of issue.

Cumulative During the Development Stage – February 23, 2011 (inception) through December 31, 2013

For ease of reading we refer to the period of February 23, 2011 (inception) through December 31, 2013 as the “Developmental Period”.

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

Operating Expenses.  Our total operating expenses for the Developmental Period were $59,103,756.  These operating expenses were primarily attributable to organizational costs related to our formation, an early offering of our common stock, complying with our ongoing SEC reporting requirements, obtaining a listing on the OTC Bulletin Board, applying for DTC Eligibility, and issuing shares of our common stock to our officers – current and former – and outside consultants.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Loss From Operations.  We have incurred an operating loss of ($59,095,786) during the Developmental Period.  The operating loss was primarily attributable to organizational costs related to our formation, an early offering of our common stock, complying with our ongoing SEC reporting requirements, obtaining a listing on the OTC Bulletin Board, applying for DTC Eligibility, and issuing shares of our common stock to our officers – current and former – and outside consultants.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other income (expenses).  During the Developmental Period we recorded ($9,986) in other expenses, which was comprised entirely of imputed interest expenses related to notes outstanding payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Loss.  We have incurred a net loss of ($59,105,772) during the Developmental Period.  The net loss was primarily attributable to organizational costs related to our formation, an early offering of our common stock, complying with our ongoing SEC reporting requirements, obtaining a listing on the OTC Bulletin Board, applying for DTC Eligibility, and issuing shares of our common stock to our officers – current and former – and outside consultants.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($70,711) as of December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2013, we had total assets of $37 consisting entirely of cash.  Our total liabilities were $70,748, which consisted of accounts payable of $20,198 and notes payable aggregating $50,550 to a related party.  These are demand notes and do not bear interest.  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

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

It is important to note that as of March 21, 2014 we had 210,000,000 shares of our common stock issued and outstanding.  Our Articles of Incorporation authorizes us to issue a maximum of 250,000,000 shares of common stock.  In order to continue financing our operations through the issuance and sale of common stock we will need to amend our Articles of Incorporation to increase the number of authorized shares of common stock.  Presently there are no plans to increase the number of authorized shares of common stock, but we cannot give any assurances that we will not increase – possibly significantly – the number of authorized shares of our common stock in the future should the opportunity to secure the additional financing necessary to continue and expand our operations arise.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off –Balance Sheet Operations

As of December 31, 2013, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of SW China’s management, necessary for a fair presentation of the financial position and operating results as of December 31, 2013, for the fiscal years ended December 31, 2013 and 2012, and for the period February 23, 2011 (inception) to December 31, 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2013 and 2012, the Company had no cash equivalents.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of December 31, 2013 and 2012 the Company had no investments.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of December 31, 2013 are as follows:

	Fair Value Measurement at December 31, 2013 Using:

Description	12/31/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$37	$37	$-	$-
	$37	$37	$-	$-

Liabilities
Accounts payable	$20,198	$20,198	$-	$-
Note payable to stockholder	50,550	50,550	-	-
	$70,748	$70,748	$-	$-

The estimated fair values of the Company’s financial instruments as of December 31, 2012 are as follows:

	Fair Value Measurement at December 31, 2012 Using:

Description	12/31/12	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$600	$600	$-	$-
	$600	$600	$-	$-

Liabilities
Accounts payable	$559	$559	$-	$-
Note payable to stockholder	39,550	39,550	-	-
	$40,109	$40,109	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the fiscal years ended December 31, 2013 and 2012, and the period February 23, 2011 (inception) to December 31, 2013 the Company had no dilutive financial instruments issued or outstanding.

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

Recently Issued Accounting Pronouncements

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

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists."  The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013.  The adoption of ASU No. 2013-11 is not expected to have a material impact on SW China's Consolidated Financial Statements.

SW China has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Contractual Obligations

As of December 31, 2013, SW China no contractual obligations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

SW China Imports, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of SW China Imports, Inc. (A Development Stage Company) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended and for the period from February 23, 2011 (inception) through December 31, 2013.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SW China Imports, Inc. as of December 31, 2013 and 2012, and the results of its operations, changes in stockholders’ deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations since inception and had negative working capital as of December 31, 2013, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC

 www.mkacpas.com

Houston, Texas

March 25, 2014

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	12/31/13	12/31/12
Current assets:
Cash and equivalents	$37	$600
	37	600

Total assets:	$37	$600

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$20,198	$559
Note payable to stockholder	50,550	39,550
	70,748	40,109

Total liabilities	$70,748	$40,109

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.0001 par value, 25,000,000 and 50,000,000 shares authorized, respectively; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 and 500,000,000 shares authorized, respectively; 210,000,000 and 500,000,000 shares issued and outstanding, respectively	21,000	50,000
Additional paid-in capital	59,014,061	58,954,763
(Deficit) accumulated during the development stage	(59,105,772)	(59,044,272)

Total stockholders’ (deficit)	$(70,711)	$(39,509)

Total liabilities and stockholders’ (deficit)	$37	$600

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the fiscal year ended December 31,		For the period from February 23, 2011 (inception) to 12/31/13
	2013	2012

Revenues, net	$8,148	$-	$8,148

Cost of revenues	178	-	178

Gross profit	7,970	-	7,970

Expenses:
General and administrative	626	617	1,320
Consulting fees	26,000	23,464,375	23,540,375
Legal fees	30,075	26,788	139,363
Accounting fees	6,175	6,500	16,675
Director fees	-	35,400,000	35,400,000
Transfer agent fees	2,296	3,727	6,023
Total expenses	65,172	58,902,007	59,103,756

(Loss) from operations	(57,202)	(58,902,007)	(59,095,786)

Other income (expense):
Interest expense	(4,298)	(4,059)	(9,986)
Total other income (expense)	(4,298)	(4,059)	(9,986)

Provision for income taxes	-	-	-

Net (loss)	$(61,500)	$(58,906,066)	$(59,105,772)

(Loss) per common share, basic and diluted	$(0.00)	$(0.40)

Weighted average number of common shares outstanding, basic and diluted	303,369,863	147,653,661

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from February 23, 2011 (inception) to December 31, 2013

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

For the period from February 23, 2011 (inception) to December 31, 2013

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

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from February 23, 2011 (inception) to December 31, 2013

 (continued)

Balance, December 31, 2012	500,000,000	$50,000	$58,954,763	$-	$(59,044,272)	$(39,509)

Cancellation of shares of common stock	(300,000,000)	(30,000)	30,000	-	-	-

Issuance of shares of common stock to consultant	10,000,000	1,000	25,000	-	-	26,000

Imputed interest on related party loan	-	-	4,298	-	-	4,298

Net (loss) for the period	-	-	-	-	(61,500)	(61,500)

Balance, December 31, 2013	210,000,000	$21,000	$59,014,061	$-	$(59,105,772)	$(70,711)

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the fiscal year ended December 31,		Cumulative from 2/23/11 (inception) to 12/31/13
	2013	2012
Cash flows from operating activities:
Net (loss)	$(61,500)	$(58,906,066)	$(59,105,772)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Common stock issued in connection with services provided by consultants	26,000	23,463,375	23,589,375
Common stock issued to officers	-	35,400,000	35,400,000
Imputed interest on related party loan	4,298	3,909	9,986
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	19,639	709	20,198

Net cash provided (used) by operating activities	(11,563)	(38,073)	(86,213)

Cash flows from financing activities:
Increase in notes payable to a stockholder	16,000	18,900	70,550
Decrease in notes payable to a stockholder	(5,000)	(15,000)	(20,000)
Borrowings on debt	-	20,000	20,000
Proceeds from issuance of common stock	-	-	15,700

Net cash provided (used) by financing activities	11,000	23,900	86,250

Net increase (decrease) in cash	(563)	(14,173)	37

Cash – beginning of period	600	14,773	-

Cash – end of period	$37	$600	$37

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

 (continued)

	For the fiscal year ended December 31,		Cumulative from 2/23/11 (inception) to 12/31/13
	2013	2012
Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s shares)	$-	$-	$10,000
Conversion of note payable into common stock	-	-	20,150
Rescinding of shares	-	-	500
Cancellation of common shares	(30,000)	-	(30,000)
	$(30,000)	$-	$650

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of December 31, 2013, for the fiscal years ended December 31, 2013 and 2012, and for the period February 23, 2011 (inception) to December 31, 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2013 and 2012, the Company had no cash equivalents.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of December 31, 2013 and 2012 the Company had no investments.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of December 31, 2013 are as follows:

	Fair Value Measurement at December 31, 2013 Using:

Description	12/31/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$37	$37	$-	$-
	$37	$37	$-	$-

Liabilities
Accounts payable	$20,198	$20,198	$-	$-
Note payable to stockholder	50,550	50,550	-	-
	$70,748	$70,748	$-	$-

The estimated fair values of the Company’s financial instruments as of December 31, 2012 are as follows:

	Fair Value Measurement at December 31, 2012 Using:

Description	12/31/12	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$600	$600	$-	$-
	$600	$600	$-	$-

Liabilities
Accounts payable	$559	$559	$-	$-
Note payable to stockholder	39,550	39,550	-	-
	$40,109	$40,109	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the fiscal years ended December 31, 2013 and 2012, and the period February 23, 2011 (inception) to December 31, 2013 the Company had no dilutive financial instruments issued or outstanding.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of December 31, 2013, the Company had a working capital deficiency of ($59,105,772).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 250,000,000 shares with a par value of $0.0001 per share.

During the period February 23, 2011 (inception) to December 31, 2013 the Company issued an aggregate of 516,000,000 shares as follows:

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

During the period February 23, 2011 (inception) to December 31, 2013 the Company cancelled an aggregate of 306,000,000 split adjusted shares of its common stock as follows:

Date of Cancellation	Description of Cancellation	Shares Cancelled

8/6/12	After making numerous attempts to collect cash due for subscribed stock, the Company cancelled subscribed shares of common stock	1,000,000
10/27/12	The Company and Arctic Eyes, LLC mutually agreed to rescind their February 23, 2011 Consulting Agreement. Arctic Eyes returned the shares it was holding which were subsequently cancelled by the Company.	5,000,000
4/30/13	Certain shareholders of the Company returned shares of the Company’s common stock for cancellation	300,000,000
	Aggregate shares cancelled	306,000,000

As of December 31, 2013, the Company had 210,000,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.0001 per share.

As of December 31, 2013, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Income Taxes

The provision (benefit) for income taxes for the period from February 23, 2011 (inception) to December 31, 2013 was as follows, assuming a 35 percent effective tax rate:

	For the fiscal year ended 12/31/13		For the period February 23, 2011 (inception) to 9/30/13
Current tax provision:
Federal
Taxable income	$-	$

Total current tax provision	$-	$

Deferred tax provision:
Federal
Loss carryforwards	$37,296		$55,162
Change in valuation allowance	(37,296)		(55,162)

Total deferred tax provision	$-		$-

As of December 31, 2013, the Company had approximately $157,605 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2032.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from February 23, 2011 (inception) to December 31, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 6 – Related Party Transactions

As of December 31, 2013, the Company operated out of office space that is being provided to us by our former treasurer and secretary, Jae Hwang, free of charge.  There is no written agreement or other material terms relating to this arrangement.

As of December 31, 2013, the Company had notes payable to a related party stockholder in the amount of $50,550.  These notes are payable on demand and are non-interest bearing.  As of December 31, 2013 these notes had accrued $9,986 in imputed interest that has been recorded in the financial statements as additional paid-in capital.  During the fiscal year ended December 31, 2013 these notes accrued $4,298 in imputed interest.

NOTE 7 – Recent Accounting Pronouncements

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

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists."  The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013.  The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclsoure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our sole officer and director, Seon Won, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date ("Evaluation Date") within ninety (90) days prior to the filing of our December 31, 2013 Annual Report with the SEC on Form 10-K.

Based upon that evaluation, our management has concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

Mr. Won has concluded that our disclosure controls and procedures had the following material weaknesses:

•

We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function.  While this control deficiency did not result in any audit adjustments to our 2013 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2014, subject to our ability to obtain sufficient future financing and subject to our ability to start generating revenue.

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

Our sole officer and director, Seon Won, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2013 due to control deficiencies that constituted material weaknesses.

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

(c) Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2013 that have materially affected or are reasonably likely to materially affect these controls.  Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of the date of March 21, 2014 are as follows:

Name	Age	Position

Seon Won	33	President, Chief Executive Officer, Treasurer, Secretary, and Director (Sole Officer and Director)

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

Seon Won, is one of our co-founders and has served as our President, Chief Executive Officer and as a Director since our inception in February 2011.  In November 2012, with the resignation of our other co-founder, Jae Hwang, Mr. Won took on the additional officer responsibilities of Treasurer and Secretary.  Presently, Mr. Won is our sole officer and director.  Mr. Won is concurrently working as the President and Chief Executive Officer of Pink Beauty, a retail beauty store he acquired personally in August 2013.

Prior to acquiring Pink Beauty, Mr. Won was an independent consultant to The Leading LED, Inc., an importer of electronic commercial signs based on advanced LED technologies.  Mr. Won’s responsibilities with The Leading LED have included establishing a sales and ordering system with the manufacturing plant located in China and training employees on the processes and logistics of ordering and importing products into the United States that were manufactured in China.  Mr. Won began working with The Leading LED in October 2012.

Before joining The Leading LED, Mr. Won worked as a store manager at King Beauty, a retail beauty store located in Prince George’s County, Maryland.  At King Beauty, Mr. Won was responsible for overseeing daily financial reports, training new hires, store floor planning and marketing efforts, and driving new sales efforts.  Mr. Won worked at King Beauty between June 2011 and October 2012.

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

Before joining Pink Beauty, Mr. Won worked at Beauty Max, a multi-unit beauty products retailer and service provider operating seven locations throughout the Washington, D.C. metropolitan area.  At Beauty Max Mr. Won was responsible for training new employees, overseeing product purchasing and inventory control processes, supervising store renovations and store floor planning, and innovating promotional sales events.  Mr. Won worked at Beauty Max for five years.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that for the fiscal year ended December 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with during the period.

Item 11.  Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers from inception on February 23, 2011 through December 31, 2013.  Our fiscal year end is December 31.  No compensation has been paid to our officers from inception on February 23, 2011 through December 31, 2013.  We have no plans to begin paying our officers any cash compensation during the current fiscal year ending December 31, 2014.

Summary Compensation Table

(In Thousands of Dollars)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value & Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Totals ($)

Seon Won, (1) President, CEO, Treasurer, Secretary, Director (Sole Officer and Director)	2013 2012 2011	0 0 0	0 0 0	0 35,400 0	0 0 0	0 0 0	0 0 0	0 0 0	0 35,400 0

Jae Hwang, (2) Former Secretary and Treasurer	2012 2011	0 0	0 0	1,230 0	0 0	0 0	0 0	0 0	1,230 0

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

Mr. Hwang received 30,200,000 shares of our common stock on February 23, 2011.  These shares were issued as Founder’s Shares, which are recorded with a net valuation of $-0-.  Mr. Hwang received an additional 8,200,000 shares of our common stock on November 27, 2012 which were valued at $1,230,000, which was the closing price of our common stock as quoted on the OTC Bulletin Board on the same day.  As of March 21, 2014, Mr. Hwang did not own any shares of our common stock.

The following table sets forth information with respect to compensation paid by us to our directors from inception on February 23, 2011 through December 31, 2013.  Our fiscal year end is December 31.

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

Employment Agreements

We have not entered into any employment agreements with any of our officers or directors.  As of March 21, 2014 we had no employees other than those listed above.  All future employment arrangements are subject to the discretion of our Board of Directors.

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

We have no plans to begin paying our officers any cash compensation during the current fiscal year ending December 31, 2014.

Director Compensation

We have no plans to begin paying our directors any cash compensation until our business becomes operationally profitable.  We may, however, reimburse our directors for any out-of-pocket travel and lodging expenses associated with their attendance of Board meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership as of March 21, 2014 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.  Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

As of March 21, 2014, we had 210,000,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class (Common)	Shares of Preferred Stock	Percentage of Class (Preferred)

Officers and Directors
Seon Won, Sole Officer and Director	159,930,000	76.2%	-0-	0%

All officers and directors as a group (1 person)	159,930,000	76.2%	-0-	0%

Five Percent Stockholders
None

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

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any authorized Equity Compensation Plans nor do we intend to establish any such plans during the fiscal year ending December 31, 2014.

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

As of December 31, 2013, our sole officer and director, Seon Won, had loaned us $50,550.  This debt is in the form of a non-interest bearing demand loan.  As of December 31, 2013 this note has accrued $9,986 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

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

On November 27, 2012, we issued Taurus an additional 19,500,000 restricted shares of our common stock as required by provisions within the consulting agreement.  These shares were valued at $0.15 a share, which was the closing price of our common on the date of issue.  Hence, the aggregate value of this issuance to Taurus was $2,925,000.

On April 30, 2013, we requested that Taurus voluntarily returned 10,000,000 restricted shares of our common stock.  Taurus complied and we subsequently cancelled these shares and returned them to our Treasury.

On July 11, 2013, we issued Taurus an additional 10,000,000 restricted shares of our common stock as an incentive to continue assisting us with our ongoing SEC and EDGAR filing requirements.

As of March 21, 2014, and because of their positions and involvement in our business organization and development, the following table summarizes our current promoters as defined by Rule 405 of Regulation C and the nature and amount of their compensation:

Promoter Name	Nature of Compensation	Aggregate Valuation ($)
Seon Won, Sole Officer and Director	69,200,000 shares of restricted common stock (1) 227,800,000 shares of restricted common stock	-0- (1) 34,170,000
Taurus Financial Partners, LLC	5,000,000 shares of restricted common stock 19,500,000 shares of restricted common stock 10,000,000 shares of restricted common stock	50,000 2,925,000 26,000

(1)

Issued as Founder’s Shares, which are recorded with a net valuation of $-0-.

On January 1, 2013 we entered into a new one-year consulting agreement with Taurus to provide us with continued compliance and EDGAR filing services.  This agreement requires us to pay Taurus cash compensation in the amount of $30,000, payable in four equal quarterly payments over the term of the agreement.  As of December 31, 2013, we owed Taurus an aggregate of $20,000, which is included in the financial statements under Accounts Payable.

As of the date of March 21, 2014, we have no agreements in place to provide additional compensation to any of the above promoters.

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

	For the Fiscal Year Ended December 31, 2013	For the Fiscal Year Ended December 31, 2012

Audit Fees	$5,500	$5,000
Audit Related Fees	-0-	-0-
Tax Fees	675	-0-
All Other Fees	-0-	1,500

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

(1)

Incorporated by reference to our Registration Statement on Form S-1 filed May 3, 2011.

(2)

Incorporated by reference to our Current Report on Form 8-K filed May 1, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 25th day of March, 2014.

SW CHINA IMPORTS, INC.

By:

/s/ Seon Won

Seon Won

President, Chief Executive Officer,

Principal Executive Officer, Principal

Accounting Officer, Treasurer, Secretary, and

Director

(Sole Officer and Director)