Form 10-Q
period 2014-03-31
SW China Imports, Inc.
filed 2014-05-15
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-173873

               SW China Imports, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	45-0704149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

The number of shares outstanding of the Registrant's common stock, $0.0001 par value, as of May 15, 2014, was 210,000,000.

1

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

PART I – FINANICAL INFORMATION

Item 1. Financial Statements

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS
	3/31/14 (unaudited)	12/31/13
Current assets:
Cash and cash equivalents	$—	$37

Total assets:	$—	$—

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$2,882	$20,198
Notes payable to stockholders	78,248	50,550
	81,130	70,748

Total liabilities	$81,130	$70,748

Commitments and contingencies	—	—

Stockholders’ (deficit):
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized; 210,000,000 and 210,000,000 shares issued and outstanding, respectively	21,000	21,000
Additional paid-in capital	59,017,321	59,014,061
(Deficit) accumulated during the development stage	(59,119,451)	(59,105,772)

Total stockholders’ (deficit)	$(81,130)	$(70,711)

Total liabilities and stockholders’ (deficit)	$—	$37

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,		Cumulative from (inception)
	2014	2013	to 3/31/14

Revenues, net	$—	$4,918	$8,148

Cost of revenues	—	178	178

Gross profit	—	4,740	7,970

Expenses:
General and administrative	3,028	616	4,348
Consulting fees	250	—	23,540,625
Legal fees	7,575	7,575	146,938
Accounting fees	1,000	2,500	17,675
Director fees	—	—	35,400,000
Transfer agent fees	372	977	6,395
Total expenses	12,225	11,668	59,115,981

(Loss) from operations	(12,225)	(6,928)	(59,108,011)

Other income (expense)
Interest expense	(1,454)	(1,003)	(11,440)
Total other income (expense)	(1,454)	(1,003)	(11,440)

Provision for income taxes	—	—	—

Net (loss)	$(13,679)	$(7,931)	$(59,119,451)

(Loss) per common share, basic and diluted	$(0.00)	(0.00)

Weighted average number of common shares outstanding, basic and diluted	210,000,000	500,000,000

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from February 23, 2011 (inception) to March 31, 2014

(unaudited)

	Common Stock		Additional Paid-In	Common Stock	(Deficit) Accumulated During the Development
Description	Shares	Amount	Capital	Subscribed	Stage	Total

Balance, February 23, 2011 (inception)	—	$—	$—	$—	$—	$—

Issuance of common shares to directors (founder’s shares)	100,000,000	10,000	(10,000)	—	—	—

Issuance of common shares to consultants	10,000,000	1,000	99,000	—	—	100,000

Issuance of common shares for cash	1,570,000	157	15,543	—	—	15,700

Imputed interest on related party loan	—	—	1,629	—	—	1,629

Net (loss) for the period	—	—	—	—	(138,206)	(138,206)

Balance, December 31, 2011	111,570,000	$11,157	$106,172	$—	$(138,206)	$(20,877)

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from February 23, 2011 (inception) to March 31, 2014

(continued)

(unaudited)

	Common Stock		Additional Paid-In	Common Stock	(Deficit) Accumulated During the Development
Description	Shares	Amount	Capital	Subscribed	Stage	Total
Balance, December 31, 2011	111,570,000	$11,157	$106,172	$—	$(138,206)	$(20,877)

Issuance of common shares to officers	236,000,000	23,600	35,376,400	—	—	35,400,000

Issuance of common shares for retiring convertible note	1,007,500	101	20,049	—	—	20,150

Issuance of common shares to consultants	156,422,500	15,642	23,447,733	—	—	23,463,375

Rescinding of consulting agreement	(5,000,000)	(500)	500	—	—	—

Imputed interest on related party loan	—	—	3,909	—	—	3,909

Net (loss) for the period	—	—	—	—	(58,906,066)	(58,906,066)

Balance, December 31, 2012	500,000,000	$50,000	$58,954,763	$—	$(59,044,272)	$(39,509)

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from February 23, 2011 (inception) to March 31, 2014

(continued)

(unaudited)

	Common Stock		Additional Paid-In	Common Stock	(Deficit) Accumulated During the Development
Description	Shares	Amount	Capital	Subscribed	Stage	Total

Balance, December 31, 2012	500,000,000	$50,000	$58,954,763	$—	$(59,044,272)	$(39,509)

Cancellation of shares of common stock	(300,000,000)	(30,000)	30,000	—	—	—

Issuance of shares of common stock to consultant	10,000,000	1,000	25,000	—	—	26,000

Imputed interest on related party loan	—	—	4,298	—	—	4,298

Net (loss) for the period	—	—	—	—	(61,500)	(61,500)

Balance, December 31, 2013	210,000,000	$21,000	$59,014,061	$—	$(59,105,772)	$(70,711)

Forgiveness of debt			1,806			1,806

Imputed interest on related party loan			1,454			1,454

Net (loss) for the period					(13,679)	(13,679)

Balance, March 31, 2014	210,000,000	21,000	59,017,321		(59,119,451)	(81,130)

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,		Cumulative from 2/23/11 (inception) to
	2014	2013	3/31/14
Cash flows from operating activities:
Net (loss)	$(13,679)	$(7,931)	$(59,119,451)
Adjustments to reconcile net (loss) to net cash (provided by) operating activities
Common stock issued in connection with services provided by consultants	—	—	23,589,375
Common stock issued to officers	—	—	35,400,000
Imputed interest on related party loan	1,454	1,003	11,440
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	—	(293)	—
Increase (decrease) in accounts payable	(12,188)	7,524	32,386

Net cash provided (used) by operating activities	(37)	303	(86,250)

Cash flows from financing activities:
Increase in notes payable to a stockholder	—	3,800	70,550
Decrease in notes payable to a stockholder	—	(3,950)	(20,000)
Borrowings on debt	—	—	20,000
Proceeds from issuance of common stock	—	—	15,700

Net cash provided (used) by financing activities	—	(150)	86,250

Net increase (decrease) in cash	(37)	153	—

Cash – beginning of period	37	600	—

Cash – end of period	$—	$753	$—

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

(continued)

	For the three months ended March 31,		Cumulative From 2/23/11 (inception) to
	2014	2013	3/31/14
Non-cash investing and financing activities:
Foregiveness of debt	$1,806	$—	$1,806
Assumption of accounts payable	(29,502)	—	(29,502)
Issuance of common shares to directors (founder’s shares)	—	—	10,000
Conversion of note payable into common stock	—	—	20,150
Rescinding of common shares	—	—	500
Cancellation of common shares	—	—	30,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—	$—

Income taxes	$—	$—	$—

The accompanying notes to the financial statements are an integral part of these statements.

SW CHINA IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of March 31, 2014, Statements of Operations for the three months ended March 31, 2014 and 2013, and cumulative from February 23, 2011 (Inception) to March 31, 2014, Statement of Stockholder’s (Deficit) for the cumulative period from February 23, 2011 (Inception) to March 31, 2014, and the Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and cumulative from February 23, 2011 (Inception) to March 31, 2014, are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”). In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at March 31, 2014 and its results of operations and its cash flows for the period ended March 31, 2014 and cumulative from February 23, 2011 (inception) to March 31, 2014. The results for the period ended March 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014.

Organization

SW China Imports, Inc. (“Company” or “SW China Imports”) is a development stage company with minimal operations. SW China Imports was incorporated under the laws of the State of Nevada on February 23, 2011.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period ended March 31, 2014 and for the period February 23, 2011 (inception) to March 31, 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2014, the Company had $0 in cash and equivalents and $37 at December 31, 2013.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value. Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations. Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses is determined on a specific identification basis. As of March 31, 2014 the Company had no investments.

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

Level	Description

Level 1	Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
Level 2	Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.
Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at March 31, 2014 Using:

Description	3/31/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities
Accounts payable	$2,882	$2,882	$-	$-
Note payable to stockholder	78,248	78,248	-	-
	$81,130	$81,130	$-	$-

	Fair Value Measurement at December 31, 2013 Using:

Description	12/31/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$37	$37	$-	$-
	$37	$37	$-	$-

Liabilities
Accounts payable	$20,198	$20,198	$-	$-
Note payable to stockholder	50,550	50,550	-	-
	$70,748	$70,748	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the period ended March 31, 2014 and cumulative from February 23, 2011 (inception) to March 31, 2014 the Company had no dilutive financial instruments issued or outstanding.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Further, as of March 31, 2014, the Company had a working capital deficiency of ($81,130). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 250,000,000 shares with a par value of $0.0001 per share.

During the period February 23, 2011 (inception) to March 31, 2014 the Company issued an aggregate of 516,000,000 shares as follows:

During the period February 23, 2011 (inception) to March 31, 2014 the Company cancelled an aggregate of 306,000,000 split adjusted shares of its common stock as follows:

As of March 31, 2014, the Company had 210,000,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.0001 per share.

As of March 31, 2014, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Income Taxes

The provision (benefit) for income taxes for the period from February 23, 2011 (inception) to March 31, 2014 was as follows, assuming a 35 percent effective tax rate:

	For the three months ended 3/31/14	For the period February 23, 2011 (inception) to 3/31/14
Current tax provision:
Federal
Taxable income	$—
Total current tax provision	$—
Deferred tax provision:
Federal
Loss carryforwards	$42,004	$37,296
Change in valuation allowance	(42,004)	(37,296)
Total deferred tax provision	$—	$—

As of March 31, 2014, the Company had approximately $171,284 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2032.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from February 23, 2011 (inception) to March 31, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 6 – Change of Control

On March 27, 2014 the shareholders of SW China Imports, Inc. sold their shares, 210,000,000, to Big Sky Oil, Inc. and another investor, resulting in a change of control.

NOTE 7 – Related Party Transactions

For the period February 23, 2011 (inception) to March 31, 2014 the Company’s rent expense was zero. This is because of the short time period and the minimal level of operating activities that have transpired during this period of time.

As of March 31, 2014, the Company had notes payable to a related party stockholder in the amount of $78,248. These notes were assumed during the change of control transaction and are payable on demand and do not bear interest. During the three months ended March 31, 2014 the imputed interest expense on the notes was $1,454.

In the change of control agreements dated March 27, 2014, $1,806 of related party debt was forgiven by a former shareholder.

NOTE 8 – Recent Accounting Pronouncements

The Company does not expect the impact of recent accounting pronouncements to have a material effect on the Company’s financial statemetns.

NOTE 9 – Subsequent Events

No other material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with limited operations. Our independent registered public accounting firm has issued a going concern opinion in their audit report dated March 25, 2014, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2014. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. Accordingly, we must raise additional cash to sustain our limited operations.

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

Status as a Shell Company

As of March 31, 2014, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended. Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Plan of Operations

The Company plans to acquire medical marijuana collectives and or medical marijuana dispensaries, which are currently in operations legally within the states that medical marijuana has been approved and is legal. Currently the Company has been actively negotiating with existing collectives in the states of Washington and Oregon.

The company intends to further expand by opening new medical marijuana collectives and medical marijuana dispensaries in locations where an acquisition is not readily available such as states where medical marijuana has been newly legalized. The new locations will be based on medicinal demand and location analysis to support maximum potential of success.

The Company currently has offices in Dallas, Texas and Port Townsend Washington.

Results of Operations

Three Months Ended March 31, 2014 and 2013

Revenues. We generated $0 in revenue during the three months ended March 31, 2014 and $4,918 for the same period a year ago. This revenue was derived solely from design consulting services.

Gross Profit. Our gross profit was $0 during the three months ended March 31, 2014 and $4,740 for the same period a year ago.

Operating Expenses. Our total operating expenses for the three months ended March 31, 2014 were $12,225, which is a $557, or 4.8%, increase compared to operating expenses of $11,668 for the same period a year ago. Our operating expenses were primarily attributable to costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Income (Loss) From Operations. We had a loss from operations of ($12,225) for the three months ended March 31, 2014 compared to an operating loss of ($6,928) for the same period a year ago, which represented a $5,297, or 76.5%, increase in operating loss.

Other income (expenses). During the three months ended March 31, 2014 we recorded ($1,454) interest expense compared to ($1,003) for the same period a year ago, which represents an increase of $454, or 45.1%. These interest expense in 2013 comprised entirely of imputed interest expenses related to notes outstanding payable to a related party. The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Income (Loss). We had a net loss of ($13,679) for the three months ended March 31, 2014 compared to a net loss of ($7,931) for the same period a year ago, which represented an increase of $5,748, or 72.5%, in net loss. The increase in net loss was the result of increases in expenses directly related to maintaining our financial reporting compliance with the SEC.

Cumulative During the Development Stage – February 23, 2011 (inception) through March 31, 2014

For ease of reading we refer to the period of February 23, 2011 (inception) through March 31, 2014 as the “Developmental Period”.

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

Operating Expenses. Our total operating expenses for the Developmental Period were $59,115,981. These operating expenses were primarily attributable to organizational costs related to our formation, an early offering of our common stock, complying with our ongoing SEC reporting requirements, obtaining a listing on the OTC Bulletin Board, applying for DTC Eligibility, and issuing shares of our common stock to our officers – current and former – and outside consultants. These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Loss From Operations. We have incurred an operating loss of ($59,108,011) during the Developmental Period. The operating loss was primarily attributable to organizational costs related to our formation, an early offering of our common stock, complying with our ongoing SEC reporting requirements, obtaining a listing on the OTC Bulletin Board, applying for DTC Eligibility, and issuing shares of our common stock to our officers – current and former – and outside consultants. These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other income (expenses). During the Developmental Period we recorded ($11,440) in other expenses, which was comprised of interest expense and imputed interest expenses related to notes outstanding payable to a related party. The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Loss. We have incurred a net loss of ($59,119,451) during the Developmental Period. The net loss was primarily attributable to organizational costs related to our formation, an early offering of our common stock, complying with our ongoing SEC reporting requirements, obtaining a listing on the OTC Bulletin Board, applying for DTC Eligibility, and issuing shares of our common stock to our officers – current and former – and outside consultants. These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Total Stockholders’ Deficit. Our stockholders’ deficit was ($80,130) as of March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2014, we had $0 of assets. Our total liabilities were $81,130, which consisted of accounts payable of $2,882 and notes payable aggregating $78,248 to a related party. These are demand notes do not interest. Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

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

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated March 25, 2014, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 11, 2014. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. Our financial statements found within this Quarterly Report on Form 10-Q and the aforementioned Annual Report on Form 10-K contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off –Balance Sheet Operations

As of March 31, 2014, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X. They reflect all adjustments which are, in the opinion of SW China’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended March 31, 2014 and 2013, and cumulative from March 3, 2011 (inception) to March 31, 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SW China considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2014, we had $2,743 in cash and equivalents.

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

Level	Description

Level 1	Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
Level 2	Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.
Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

[This space intentionally left blank.]

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at March 31, 2014 Using:

Description	3/31/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities
Accounts payable	$2,882	$2,882	$-	$-
Note payable to stockholder	78,248	78,248	-	-
	$81,130	$81,130	$-	$-

	Fair Value Measurement at December 31, 2013 Using:

Description	12/31/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$37	$37	$-	$-
	$37	$37	$-	$-

Liabilities
Accounts payable	$20,198	$20,198	$-	$-
Note payable to stockholder	50,550	50,550	-	-
	$70,748	$70,748	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the three and nine months ended September, 2014 and the period February 23, 2011 (inception) to March 31, 2014 we had no dilutive financial instruments issued or outstanding.

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

Recently Issued Accounting Pronouncements

The Company does not expect the impact of recent accounting pronouncements to have a material effect on the Company’s financial statements.

Contractual Obligations

As of March 31, 2014, SW China no contractual obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable since we are a smaller reporting company.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our sole officer and director, Gracie Moreno, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be presented or detected on a timely basis.

Based on management’s assessment, we have concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since our inception on February 23, 2011 and, as of March 31, 2014, have not been remedied.

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

During the past ten (10) years, Gracie Moreno has not been the subject of the following events:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this fifteenth the day of May, 2014.

SW CHINA IMPORTS, INC.

By: /s/ Gracie Moreno
Gracie Moreno
President, Chief Executive Officer,
Principal Executive Officer, Principal
Accounting Officer, Treasurer, Secretary, and
Director
(Sole Officer and Director)

