Form 10-Q
period 2014-06-30
Med-Cannabis Pharma, Inc.
filed 2014-08-19
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-173873

               Med-Cannabis Pharma, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	45-0704149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2544 Tarpley, #112, Carrolton, TX 75006

 (Address of principal executive offices)

  Tel: (214) 666-8364

 (Registrant’s telephone number, including area code)

  15800 Crabbs Branch Way, Ste. 310, Rockville, MD 20855

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

Yes ☒ No ☐

The number of shares outstanding of the Registrant's common stock, $0.0001 par value, as of August 12, 2014, was 50,070,000.

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

As used in this Quarterly Report, the terms "we", "us", "our", "Med-Cannabis Pharma", “Registrant”, and “Issuer” refers to Med-Cannabis Pharma, Inc. unless the context clearly requires otherwise.

PART I – FINANICAL INFORMATION

Item 1. Financial Statements

MED-CANNABIS PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	6/30/14 (unaudited)	12/31/13
Current assets:
Cash and cash equivalents	$1,183	$37
Total current assets	1,183	37

Deposits	3,000	—

Total assets:	$4,183	$—

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$624	$20,198
Notes payable to stockholders	136,904	50,550
	137,528	70,748

Total liabilities	$137,528	$70,748

Commitments and contingencies	—	—

Stockholders’ (deficit):
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized; 210,000,000 and 210,000,000 shares issued and outstanding, respectively	21,000	21,000
Additional paid-in capital	59,019,976	59,014,061
(Deficit) accumulated during the development stage	(59,174,321)	(59,105,772)

Total stockholders’ (deficit)	$(133,345)	$(70,711)

Total liabilities and stockholders’ (deficit)	$4,183	$37

The accompanying notes to the financial statements are an integral part of these statements.

MED-CANNABIS PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Revenues, net	$—	$2,153	$—	$7,071
Cost of revenues	—	—	—	178
Gross profit	—	2,153	—	6,893

Expenses:
General and administrative	40,612	—	43,640	616
Consulting fees	1,869	—	2,119	—
Legal fees	5,003	7,500	12,578	15,075
Accounting fees	3,000	1,675	4,000	4,175
Director fees	—	—	—	—
Transfer agent fees	1,731	525	2,103	1,502
Total expenses	52,215	9,700	64,440	21,368

Operating loss	(52,215)	(7,547)	(64,440)	(14,475)

Other income (expense):
Interest income	(2,655)	(1,032)	(4,109)	(2,035)
Total other income (expense)	(2,656)	(1,032)	(4,109)	(2,035)

Net loss	$(54,870)	$(8,579)	$(68,549)	$(16,510)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	210,000,000	298,901,000	210,000,000	398,895,028

The accompanying notes to the financial statements are an integral part of these statements.

MED-CANNABIS PHARMA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the periods January 1, 2013 to December 31, 2013 and January 1, 2014 to June 30, 2014

(unaudited)

	Common Stock		Additional Paid-In	Common Stock	(Deficit) Accumulated During the Development
Description	Shares	Amount	Capital	Subscribed	Stage	Total

Balance, January 1, 2013	500,000,000	$50,000	$58,954,763	$—	$(59,044,272)	$(39,509)

Cancellation of shares of common stock	(300,000,000)	(30,000)	30,000	—	—	—

Issuance of shares of common stock to consultant	10,000,000	1,000	25,000	—	—	26,000

Imputed interest on related party loan	—	—	4,298	—	—	4,298

Net (loss) for the period	—	—	—	—	(61,500)	(61,500)

Balance, December 31, 2013	210,000,000	$21,000	$59,014,061	$—	$(59,105,772)	$(70,711)

Forgiveness of debt			1,806			1,806

Imputed interest on related party loan			4,109			4,109

Net (loss) for the period					(68,549)	(68,549)

Balance, June 30, 2014	210,000,000	21,000	59,019,976		(59,174,321)	(133,345)

The accompanying notes to the financial statements are an integral part of these statements.

MED-CANNABIS PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net (loss)	$(68,549)	$(16,510)
Adjustments to reconcile net (loss) to net cash (provided by) operating activities
Common stock issued in connection with services provided by consultants	—	—
Common stock issued to officers	—	—
Imputed interest on related party loan	4,109	2,035
Changes in operating assets and liabilities:
(Increase) in accounts receivable	—	(344)
(Increase) in other assets	(3,000)	—
Increase (decrease) in accounts payable	(9,930)	11,965

Net cash provided (used) by operating activities	(57,510)	(2,854)

Cash flows from financing activities:
Increase in notes payable to a stockholder	58,656	9,800
Decrease in notes payable to a stockholder	—	(5,000)
Borrowings on debt	—	—
Proceeds from issuance of common stock	—	—

Net cash provided (used) by financing activities	58,656	(4,800)

Net increase (decrease) in cash	1,146	1,946

Cash – beginning of period	37	600

Cash – end of period	$1,183	$2,546

The accompanying notes to the financial statements are an integral part of these statements.

MED-CANNABIS PHARMA, INC.

(unaudited)

(continued)

	For the six months ended June 30,
	2014	2013
Non-cash investing and financing activities:
Forgiveness of debt	$1,806	$—
Assumption of accounts payable	(29,502)	—
Issuance of common shares to directors (founder’s shares)	—	—
Conversion of note payable into common stock	—	—
Rescinding of common shares	—	—
Cancellation of common shares	—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—

Income taxes	$—	$—

The accompanying notes to the financial statements are an integral part of these statements.

MED-CANNABIS PHARMA, INC.

June 30, 2014

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Consolidated Balance Sheet as of June 30, 2014, Consolidated Statements of Operations for the six months ended June 30, 2014 and 2013, Consolidated Statement of Stockholder’s (Deficit) and the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”). In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at June 30, 2014 and its results of operations and its cash flows for the period ended June 30, 2014. The results for the period ended June 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014.

Organization

Med-Cannabis Pharma, Inc. (“Company” or “Med-Cannabis Pharma”) is a development stage company with minimal operations. Med-Cannabis Pharma was incorporated under the laws of the State of Nevada on February 23, 2011. Med-Cannabis Pharma has one wholly owned subsidiary, Med-Pharma Management, Inc., that as of June 30, 2014 had no activity.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period ended June 30, 2014 and for the period February 23, 2011 (inception) to June 30, 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2014, the Company had $1,183 in cash and equivalents and $37 at December 31, 2013.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value. Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations. Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses is determined on a specific identification basis. As of June 30, 2014 the Company had no investments.

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

Level	Description

Level 1	Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
Level 2	Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.
Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at June 30, 2014 Using:

Description	6/30/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$1,183	$1,183	$-	$-
	$1,183	$1,183	$-	$-

Liabilities
Accounts payable	$624	$624	$-	$-
Note payable to stockholder	136,904	136,904	-	-
	$137,528	$137,528	$-	$-

	Fair Value Measurement at December 31, 2013 Using:

Description	12/31/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$37	$37	$-	$-
	$37	$37	$-	$-

Liabilities
Accounts payable	$20,198	$20,198	$-	$-
Note payable to stockholder	50,550	50,550	-	-
	$70,748	$70,748	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the period ended June 30, 2014 and cumulative from February 23, 2011 (inception) to June 30, 2014 the Company had no dilutive financial instruments issued or outstanding.

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

The Company maintains a valuation allowance with respect to deferred tax assets. Med-Cannabis Pharma establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

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

The Company plans to acquire medical marijuana collectives and or medical marijuana dispensaries, which are currently in operations legally within the states that medical marijuana has been approved and is legal. Currently the Company has been actively negotiating with existing collectives in the states of Washington and Oregon. In addition, the Company intends to further expand by opening new medical marijuana collectives and medical marijuana dispensaries in locations where an acquisition is not readily available such as states where medical marijuana has been newly legalized.

While management of the Company believes that Med-Cannabis Pharma will be successful in its planned operating activities under its business plan and capital formation activities, there can be no assurance that it will be able to successfully execute on either of these or that it will be able to generate adequate revenues to earn a profit or sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Further, as of June 30, 2014, the Company had a working capital deficiency of ($138,087). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 250,000,000 shares with a par value of $0.0001 per share.

As of the period ending June 30, 2014 the Company issued an aggregate of 516,000,000 shares and as of the period ending June 30, 2014, the Company cancelled an aggregate of 306,000,000 shares.

As of June 30, 2014, the Company had 210,000,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.0001 per share.

As of June 30, 2014, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Income Taxes

The provision (benefit) for income taxes for the period from February 23, 2011 (inception) to June 30, 2014 was as follows, assuming a 35 percent effective tax rate:

	For the six months ended 6/30/14	For the period February 23, 2011 (inception) to 12/31/13
Current tax provision:
Federal
Taxable income	$—
Total current tax provision	$—
Deferred tax provision:
Federal
Loss carryforwards	$61,228	$37,296
Change in valuation allowance	(61,228)	(37,296)
Total deferred tax provision	$—	$—

As of June 30, 2014, the Company had approximately $226,154 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2032.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from February 23, 2011 (inception) to June 30, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 6 – Change of Control

On March 27, 2014 the shareholders of Med-Cannabis Pharma, Inc. sold their shares, 210,000,000, to Big Sky Oil, Inc. and another investor, resulting in a change of control.

NOTE 7 – Related Party Transactions

As of June 30, 2014, the Company had notes payable to a related party stockholder in the amount of $136,904. These notes were assumed during the change of control transaction and are payable on demand and do not bear interest. During the six months ended June 30, 2014 the imputed interest expense on the notes was $4,109.

In the change of control agreements dated March 27, 2014, $1,806 of related party debt was forgiven by a former shareholder.

NOTE 8 – Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-10, "Development Stage Entities". The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

Besides what’s noted above the Company does not expect the impact of recent accounting pronouncements to have a material effect on the Company’s financial statements.

NOTE 9 – Subsequent Events

On July 1, 2014, as a result of the Company’s name change, the trading symbol was changed to MCPI.OB.

On July 28, 2014, Big Sky Oil, Inc., the majority shareholder of Med-Cannabis Pharma Inc. (the “Company”), returned to the Company’s treasury all 159,930,000 shares of the Company’s common stock it had purchased from prior management. Big Sky agreed to return these shares to the treasury for use in future possible issuances by the Company.

On August 4, 2014, Med-Cannabis Pharma, Inc. (the “Company”) announced that it was terminating the Purchase Agreement with Loe & Associates, LLC due to its inability to audit the books and records of Loe & Associates. The decision to terminate was mutual and no shares will be issued pursuant to that agreement. Mr. Loe will remain with the Company as a director, COO and vice president. Mr. Loe acquired ten million (10,000,000) shares of the Company in a private transaction with another shareholder on July 29, 2014. The Company will continue to own and operate medical cannabis stores in the State of Washington.

Other than the items noted above no other material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

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

Status as a Shell Company

As of June 30, 2014, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended. Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

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

The Company currently has offices in Dallas, Texas and Port Ludlow, Washington.

Results of Operations

Three and Six Months Ended June 30, 2014 and 2013

Revenues. We generated $0 in revenue during the three months ended June 30, 2014 and $2,153 for the same period a year ago. This revenue was derived solely from design consulting services.

We generated $0 in revenue during the six months ended June 30, 2014 and $7,071 for the same period a year ago. This revenue was derived solely from design consulting services.

Gross Profit. Our gross profit was $0 during the three months ended June 30, 2014 and $2,153 for the same period a year ago.

Our gross profit was $0 during the six months ended June 30, 2014 and $6,893 for the same period a year ago.

Operating Expenses. Our total operating expenses for the three months ended June 30, 2014 were $52,215, which is a $42,515, or 438%, increase compared to operating expenses of $9,700 for the same period a year ago. Our operating expenses were primarily attributable to costs related to payment of accrued Washington State sales taxes, $17,100; Website Expenses $6,100; Payroll $6,000; Rent $4,100..

Our total operating expenses for the six months ended June 30, 2014 were $64,440, which is a $43,072, or 202%, increase compared to operating expenses of $21,368 for the same period a year ago. Our operating expenses were primarily attributable to costs related to payment of accrued Washington State sales taxes, $17,100; Website Expenses $6,100; Payroll $6,000; Rent $4,100; Travel $3,192.

Income (Loss) From Operations. We had a loss from operations of ($52,215) for the three months ended June 30, 2014 compared to an operating loss of ($7,547) for the same period a year ago, which represented a $44,668 increase in operating loss.

We had a loss from operations of ($64,440) for the six months ended June 30, 2014 compared to an operating loss of ($14,475) for the same period a year ago, which represented a $49,965 increase in operating loss.

Other income (expenses). During the three and six month ended June 30, 2014 we recorded ($2,655) and ($4,105) interest expense respectably, compared to ($1,032) and ($2,035) for the same period a year ago,. The interest expense is comprised entirely of imputed interest expenses related to notes outstanding payable to a related party. The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Income (Loss). We had a net loss of ($54,870) for the three months ended June 30, 2014 compared to a net loss of ($8,579) for the same period a year ago, which represented an increase of $46,291, in net loss.

We had a net loss of ($68,549) for the six months ended June 30, 2014 compared to a net loss of ($16,510) for the same period a year ago, which represented an increase of $52,039, in net loss.

Liquidity and Capital Resources

As of June 30, 2014, we had $4,183 of assets. Our total liabilities were $137,528, which consisted of accounts payable of $624 and notes payable aggregating $136,904 to a related party. These are demand notes do not interest. Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

We expect to incur continued losses over the next 12 months, possibly even longer. We believe that we need at least $150,000 in additional funding to commence operations and meet our minimal working capital requirements over the next 12 months.

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

Off –Balance Sheet Operations

As of June 30, 2014, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X. They reflect all adjustments which are, in the opinion of Med-Cannabis Pharma’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended June 30, 2014 and 2013, and cumulative from March 3, 2011 (inception) to June 30, 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Med-Cannabis Pharma considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2014, we had $1,183 in cash and equivalents.

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

Level	Description

Level 1	Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
Level 2	Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.
Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

[This space intentionally left blank.]

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at June 30, 2014 Using:

Description	6/30/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$1,183	$1,183	$-	$-
	$1,183	$1,183	$-	$-

Liabilities
Accounts payable	$624	$624	$-	$-
Note payable to stockholder	136,904	136,904	-	-
	$137,528	$137,528	$-	$-

	Fair Value Measurement at December 31, 2013 Using:

Description	12/31/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$37	$37	$-	$-
	$37	$37	$-	$-

Liabilities
Accounts payable	$20,198	$20,198	$-	$-
Note payable to stockholder	50,550	50,550	-	-
	$70,748	$70,748	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the three and nine months ended September, 2014 and the period February 23, 2011 (inception) to June 30, 2014 we had no dilutive financial instruments issued or outstanding.

Revenue Recognition

Med-Cannabis Pharma follows the guidance of FASB ASC Topic 605 for revenue recognition. In general, Med-Cannabis Pharma recognizes revenue when (1) the price is fixed and determinable, (2) persuasive evidence of an arrangement exists, (3) the service has been provided, and (4) collectability is reasonably assured.

Med-Cannabis Pharma generates revenue from two sources: (i) sales of its high-end handmade lace wigs and hairpieces and other beauty supplies to beauty supply stores, hair salons, independent hair stylists, and retail customers via the Internet and (ii) consulting services consisting of product and retail channel development for beauty and fashion products. Revenue from sales of its high-end handmade lace wigs, hairpieces and other beauty supplies is recognized at the time of the sale and revenues from consulting services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable, and collectability is probable.

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

We maintain a valuation allowance with respect to deferred tax assets. Med-Cannabis Pharma establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration Med-Cannabis Pharma’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as Med-Cannabis Pharma generating taxable income, could cause a change in judgment about its ability to realize the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Recently Issued Accounting Pronouncements

The Company does not expect the impact of recent accounting pronouncements to have a material effect on the Company’s financial statements. The Company elected early adoption of ASU 2014-10.

Contractual Obligations

As of June 30, 2014, Med-Cannabis Pharma had one contractual obligations. On June 16, 2014 the Company leased 1,250 sq.ft. of office space in Port Ludlow, WA for $1,650 per month. The length of the contract is one year.

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

Based on management’s assessment, we have concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

  Med-Cannabis Pharma lacks sufficient resources to perform the internal audit function and does not have an Audit Committee;

  We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert to Med-Cannabis Pharma. The Board of Directors is comprised of one (1) member who also serves as Med-Cannabis Pharma’s sole executive officers. As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by Med-Cannabis Pharma; and

  Documentation of all proper accounting procedures is not yet complete.

These weaknesses have existed since our inception on February 23, 2011 and, as of June 30, 2014, have not been remedied.

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

PART II

Item 1. Legal Proceedings

No officer, director, or persons nominated for these positions, and no promoter or significant employee (current or former) of our corporation has been involved in legal proceedings that would be material to an evaluation of our management. We are not aware of any pending or threatened legal proceedings involving Med-Cannabis Pharma, Inc.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this eighteenth the day of August, 2014.

MED-CANNABIS PHARMA, INC.

By: /s/ Gracie Moreno
Gracie Moreno
President, Chief Executive Officer,
Principal Executive Officer, Principal
Accounting Officer, Treasurer, Secretary, and
Director
(Sole Officer and Director)

