Form 10-Q
period 2014-09-30
Med-Cannabis Pharma, Inc.
filed 2014-11-14
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

NA

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

Yes ☒ No ☐

The number of shares outstanding of the Registrant's common stock, $0.0001 par value, as of November 7, 2014, was 50,070,000.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MED-CANNABIS PHARMA, INC.

Consolidated Balance Sheets

ASSETS
		9/30/14	12/31/13
		(unaudited)
Current assets:
Cash and cash equivalents		$3,701	$37
Total current assets		3,701	37

Deposits		3,000	—

Total assets:	4	6,701	$—

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable		$640	$20,198
Accrued expenses		2,888	—
Notes payable to stockholders		187,842	50,550
		191,370	70,748

Total liabilities		$191,370	$70,748

Commitments and contingencies		—	—

Stockholders’ (deficit):
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; no shares issued and outstanding		—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized; 50,070,000 and 210,000,000 shares issued and outstanding, respectively		5,007	21,000
Additional paid-in capital		59,036,833	59,014,061
Accumulated deficit		(59,226,509)	(59,105,772

Total stockholders’ (deficit)		$(184,669)	$(70,711)

Total liabilities and stockholders’ (deficit)		$6,701	$37

The accompanying notes to the financial statements are an integral part of these statements.

MED-CANNABIS PHARMA, INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Revenues, net	$—	$1,077	$—	$8,148
Cost of revenues	—	—	—	178
Gross profit	—	1,077	—	7,970

Expenses:
General and administrative	27,571	—	71,211	616
Consulting fees	8,050	26,000	10,169	26,000
Legal fees	6,363	7,500	18,941	22,575
Accounting fees	—	1,000	4,000	5,175
Director fees	6,451	—	6,451	—
Transfer agent fees	—	422	2,103	1,924
Total expenses	48,435	34,922	112,875	56,290

Operating loss	(48,435)	(33,845)	(112,875)	(48,320)

Other income (expense):
Interest income	(3,753)	(1,069)	(7,862)	(3,104)
Total other income (expense)	(3,753)	(1,069)	(7,862)	(3,104)

Net loss	$(52,188)	$(34,914)	$(120,737)	$(51,424)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	98,744,348	208,804,348	172,507,253	334,835,165

The accompanying notes to the financial statements are an integral part of these statements.

MED-CANNABIS PHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

For the periods January 1, 2013 to December 31, 2013 and January 1, 2014 to September 30, 2014

(unaudited)

	Common Stock		Additional Paid-In	(Deficit) Accumulated During the Development
Description	Shares	Amount	Capital	Stage	Total
Balance, January 1, 2013	500,000,000	$50,000	$58,954,763	$(59,044,272)	$(39,509)

Cancellation of shares of common stock	(300,000,000)	(30,000)	30,000	—	—

Issuance of shares of common stock to consultant	10,000,000	1,000	25,000	—	26,000

Imputed interest on related party loan	—	—	4,298	—	4,298

Net (loss) for the period	—	—	—	(61,500)	(61,500)

Balance, December 31, 2013	210,000,000	$21,000	$59,014,061	$(59,105,772)	$(70,711)

Cancellation of shares of common stock	(159,930,000)	(15,993)	15,993	—	—

Forgiveness of debt			1,806		1,806

Imputed interest on related party loan	—	—	4,973		4,973

Net (loss) for the period	—	—		(120,737)	(120,737)

Balance, September 30, 2014	50,070,000	5,007	59,036,833	(59,226,509)	(184,669)

The accompanying notes to the financial statements are an integral part of these statements.

MED-CANNABIS PHARMA, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net (loss)	$(120,737)	$(51,424)
Adjustments to reconcile net (loss) to net cash (provided by) operating activities
Common stock issued in connection with services provided by consultants	—	26,000
Common stock issued to officers	—	—
Imputed interest on related party loan	4,973	3,104
Changes in operating assets and liabilities:
(Increase) in accounts receivable	—	—
(Increase) in other assets	(3,000)	—
Increase (decrease) in accounts payable / accrued expenses	(17,752)	13,663

Net cash provided (used) by operating activities	(136,516)	(8,657)

Cash flows from financing activities:
Increase in notes payable to a stockholder	140,180	15,800
Decrease in notes payable to a stockholder	—	(5,000)
Borrowings on debt	—	—
Proceeds from issuance of common stock	—	—

Net cash provided (used) by financing activities	140,180	10,800

Net increase (decrease) in cash	3,664	2,143

Cash – beginning of period	37	600

Cash – end of period	$3,701	$2,743

The accompanying notes to the financial statements are an integral part of these statements.

MED-CANNABIS PHARMA, INC.

(unaudited)

(continued)

	For the nine months ended September 30,
	2014	2013
Non-cash investing and financing activities:
Forgiveness of debt	$1,806	$—
Assumption of accounts payable	(29,502)	—
Issuance of common shares to directors (founder’s shares)	—	—
Conversion of note payable into common stock	—	—
Rescinding of common shares	—	—
Cancellation of common shares	—	—
Return of shares	(15,993)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—

Income taxes	$—	$—

The accompanying notes to the financial statements are an integral part of these statements.

MED-CANNABIS PHARMA, INC.

September 30, 2014

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Consolidated Balance Sheet as of September 30, 2014, Consolidated Statements of Operations for the nine months ended September 30, 2014, Consolidated Statement of Stockholder’s (Deficit) and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”). In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at September 30, 2014 and its results of operations and its cash flows for the period ended September 30, 2014. The results for the period ended September 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014.

Organization

Med-Cannabis Pharma, Inc. (“Company” or “Med-Cannabis Pharma”) was incorporated under the laws of the State of Nevada on February 23, 2011. Med-Cannabis Pharma has one wholly owned subsidiary, Med-Pharma Management, Inc., that as of September 30, 2014 had no revenue but did incur due diligence and other administrative expenses.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period ended September 30, 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2014, the Company had $3,701 in cash and equivalents and $37 at December 31, 2013.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value. Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations. Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses is determined on a specific identification basis. As of September 30, 2014 the Company had no investments.

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

Level	Description

Level 1	Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
Level 2	Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.
Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at September 30, 2014 Using:

Description	9/30/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$3,701	$3,701	$-	$-
	$3,701	$3,701	$-	$-

Liabilities
Accounts payable	$640	$640	$-	$-
Accrued expenses	2,888	2,888
Note payable to stockholder	187,842	187,842	-	-
	$191,370	$191,370	$-	$-

	Fair Value Measurement at December 31, 2013 Using:

Description	12/31/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$37	$37	$-	$-
	$37	$37	$-	$-

Liabilities
Accounts payable	$20,198	$20,198	$-	$-
Note payable to stockholder	50,550	50,550	-	-
	$70,748	$70,748	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the period ended September 30, 2014 and cumulative from February 23, 2011 (inception) to September 30, 2014 the Company had no dilutive financial instruments issued or outstanding.

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

NOTE 2 –Going Concern

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Further, as of September 30, 2014, the Company had a working capital deficiency of ($187,669). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 250,000,000 shares with a par value of $0.0001 per share.

As of the period ending September 30, 2014 the Company issued an aggregate of 516,000,000 shares and as of the period ending September 30, 2014, the Company cancelled an aggregate of 465,930,000 shares.

On July 28, 2014, Big Sky Oil, Inc., the majority shareholder of Med-Cannabis Pharma Inc. (the “Company”), returned to the Company’s treasury 159,930,000 shares of the Company’s common stock it had purchased from prior management. Big Sky agreed to return these shares to the treasury for use in future possible issuances by the Company.

As of September 30, 2014, the Company had 50,070,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.0001 per share.

As of September 30, 2014, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Income Taxes

The provision (benefit) for income taxes for the period from February 23, 2011 (inception) to September 30, 2014 was as follows, assuming a 35 percent effective tax rate:

	For the nine months ended 9/30/14	For the year ended 12/31/13
Current tax provision:
Federal
Taxable income	$—
Total current tax provision	$—
Deferred tax provision:
Federal
Loss carryforwards	$79,554	$37,296
Change in valuation allowance	(79,554)	(37,296)
Total deferred tax provision	$—	$—

As of September 30, 2014, the Company had approximately $278,342 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2032.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from February 23, 2011 (inception) to September 30, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 6 – Change of Control

On March 27, 2014 the shareholders of Med-Cannabis Pharma, Inc. sold their shares, 210,000,000, to Big Sky Oil, Inc. and another investor, resulting in a change of control.

NOTE 7 – Related Party Transactions

As of September 30, 2014, the Company had a line-of-credit (”LOC”) to a related party stockholder in the amount of $187,842, with interest at 10% annually. This LOC was entered into on July 28, 2014 and replaced the shareholder note that was assumed during the change of control transaction. During the nine months ended September 30, 2014 the imputed interest expense on the old notes was $4,973 and interest expense on the LOC was $2,889 for a total of $7,862.

In the change of control agreements dated March 27, 2014, $1,806 of related party debt was forgiven by a former shareholder.

NOTE 8 – Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-10, "Development Stage Entities". The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company, which elected early adoption.

Besides what’s noted above the Company does not expect the impact of recent accounting pronouncements to have a material effect on the Company’s financial statements.

NOTE 9 – Subsequent Events

On October 14, 2014 the Company announced that it is engaged in discussions concerning managing a medical dispensary in Oregon and hopes to commence operations there if the due diligence for this business is successful.

On October 29, 2014 the Company announced that it accepted the resignation of one of its directors. Peter A. Preksto resigned from the Company on October 29, 2014 and the Company has not appointed a director to replace Mr. Preksto.

On October 29, 2014 the Company announced that it formed a new wholly-owned subsidiary, Medical Management Systems, Inc. (“MMS”), an Oregon corporation. The new subsidiary was formed to act as a management company for medical marijuana dispensaries in Oregon. The Company, through MMS, has agreed to act as manager of a dispensary anticipated to be opened in Bend, Oregon in December, 2014.

On October 29, 2014 the Company announced that it connection with the formation of MMS, the Company negotiated an extension of its current $200,000 line of credit. The lender agreed to extent the Company an additional $200,000 line of credit, at ten percent (10%) interest, subject to the lender’s approval of any material expenditures

Other than the items noted above no other material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

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

Status as a Shell Company

As of September 30, 2014, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended. Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

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

The Company currently has offices in Dallas, Texas and Port Ludlow, Washington.

Results of Operations

Three and Nine months Ended September 30, 2014 and 2013

Revenues. We generated $0 in revenue during the three months ended September 30, 2014 and $1,077 for the same period a year ago. This revenue was derived solely from design consulting services.

We generated $0 in revenue during the nine months ended September 30, 2014 and $8,148 for the same period a year ago. This revenue was derived solely from design consulting services.

Gross Profit. Our gross profit was $0 during the three months ended September 30, 2014 and $1,077 for the same period a year ago.

Our gross profit was $0 during the nine months ended September 30, 2014 and $7,970 for the same period a year ago.

Operating Expenses. Our total operating expenses for the three months ended September 30, 2014 were $48,435, which is a $13,513, or 39%, increase compared to operating expenses of $34,922 for the same period a year ago. The increase in expenses was primarily attributable to Due Diligence costs $6,500; Payroll $6,500; Management Fee $4,000; Rent $3,900; and office/promotional costs of $3,700. The increases were partially offset by reduced Consulting Fees of $18,000.

Our total operating expenses for the nine months ended September 30, 2014 were $112,875, which is a $56,585, or 101%, increase compared to operating expenses of $56,290 for the same period a year ago. The increase in expenses was primarily attributable to costs related to payment of accrued Washington State sales taxes, $17,300; Website Expenses $8,800; Payroll $12,500; Rent $7,900; Travel $6,300; Promotional expenses $5,300 and Management fees of $4,000. The increases were partially offset by reduced Consulting Fees of $15,800.

Income (Loss) From Operations. We had a loss from operations of ($48,435) for the three months ended September 30, 2014 compared to an operating loss of ($33,845) for the same period a year ago, which represented a $13,513 increase in operating loss.

We had a loss from operations of ($112,875) for the nine months ended September 30, 2014 compared to an operating loss of ($48,320) for the same period a year ago, which represented a $69,313 increase in operating loss.

Other income (expenses). During the three and nine months ended September 30, 2014 we recorded ($3,753) and ($7,862) interest expense respectably, compared to ($1,069) and ($3,104) for the same period a year ago,. The interest expense is comprised of imputed interest expenses related to line-of-credit interest and notes outstanding payable to a related party. The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Income (Loss). We had a net loss of ($52,188) for the three months ended September 30, 2014 compared to a net loss of ($34,914) for the same period a year ago, which represented an increase of $17,274, in net loss.

We had a net loss of ($120,737) for the nine months ended September 30, 2014 compared to a net loss of ($51,424) for the same period a year ago, which represented an increase of $69,313, in net loss.

Total Stockholders’ Deficit. Our stockholders’ deficit was ($184,669) as of September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2014, we had $6,701 of assets. Our total liabilities were $191,370, which consisted of accounts payable of $640, accrued interest on the LOC of $2,888 and a line-of-credit aggregating $187,842 to a related party. The LOC has a 10% annual interest rate. Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

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

Off –Balance Sheet Operations

As of September 30, 2014, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X. They reflect all adjustments which are, in the opinion of Med-Cannabis Pharma’s management, necessary for a fair presentation of the financial position and operating results as of and for the three and nine months ended September 30, 2014 and 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Med-Cannabis Pharma considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2014, we had $1,183 in cash and equivalents.

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

Level	Description

Level 1	Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
Level 2	Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.
Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

[This space intentionally left blank.]

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at September 30, 2014 Using:

Description	9/30/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$3,701	$3,701	$-	$-
	$3,701	$3,701	$-	$-

Liabilities
Accounts payable	$640	$640	$-	$-
Accrued expenses	2,888	2,888
Note payable to stockholder	187,842	187,842	-	-
	$191,370	$191,370	$-	$-

	Fair Value Measurement at December 31, 2013 Using:

Description	12/31/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$37	$37	$-	$-
	$37	$37	$-	$-

Liabilities
Accounts payable	$20,198	$20,198	$-	$-
Note payable to stockholder	50,550	50,550	-	-
	$70,748	$70,748	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the three and nine months ended September, 2014 and the period February 23, 2011 (inception) to September 30, 2014 we had no dilutive financial instruments issued or outstanding.

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

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-10, "Development Stage Entities". The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company, which elected early adoption.

Besides what’s noted above the Company does not expect the impact of recent accounting pronouncements to have a material effect on the Company’s financial statements.

Contractual Obligations

As of September 30, 2014, Med-Cannabis Pharma had one contractual obligation. On June 16, 2014 the Company leased 1,250 sq.ft. of office space in Port Ludlow, WA for $1,650 per month. The length of the contract is one year.

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

Based on management’s assessment, we have concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since our inception on February 23, 2011 and, as of September 30, 2014, have not been remedied.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
3.3(2)	Amendment to Articles of Incorporation
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002

(1)	Incorporated by our Registration Statement on Form S-1 filed May 3, 2011.

(2)	Incorporated by our Current Report on Form 8-K filed July 1, 2014.

The Company filed the following significant 8-K’s in the quarter:

July 28, 2014. Announced that 159,930,000 common shares were returned to the Company Big Sky Oil.

August 4, 2014. The Company announced the termination of a definitive material agreement.

August 19, 2014. The Company announced it planned to open two stores in the State of Washington.

September 8, 2014. The appointment of Peter A. Preksto to the Board of Directors.

September 18, 2014. The Company announced that it will no longer open two stores in the State of Washington.

October 27, 2014. The Company announced the resignation of Peter A. Preksto from the Board of Directors and that it had formed a new wholly-owned subsidiary, Medical Management Systems, Inc. (an Oregon company). THe Company also announced an extension of its line-of-credit to $400,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this thirteenth the day of November, 2014.

MED-CANNABIS PHARMA, INC.

By: /s/ Gracie Moreno
Gracie Moreno
President, Chief Executive Officer,
Principal Executive Officer, Principal
Accounting Officer, Treasurer, Secretary, and
Director
(Sole Officer and Director)

