Form 10-K
period 2014-12-31
Med-Cannabis Pharma, Inc.
filed 2015-05-14
CIK 1516559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number:333-173873

  Med-Cannabis Pharma, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-0704149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2544 Tarpley Road , Ste. 112, Carrollton, TX 75006

 (Address of principal executive offices)

(214) 666-8364

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

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [X]

As ofMay 7, 2015, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $16,588,000 based upon the closing sale price as reported by the OTC Bulletin Board on that date.

As of May 7, 2015, there were 50,220,000 shares of our common stock, $0.0001 par value issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

2

PART 1

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

As used in this Annual Report, the terms "we", "us", "our", "MCPI", “Registrant”, and “Issuer” means Med-Cannabis Pharma, Inc. unless the context clearly requires otherwise.

Item 1.  Business

Overview of Our Business

The Company was incorporated as Southwest China Imports, Inc. on February 23, 2011 in the State of Nevada.  The Company planned to import high-end handmade lace wigs, hairpieces, and other beauty supplies and accessories manufactured overseas into the United States.

In June, 2014 the Company changed its name to Med-Cannabis Pharma, Inc. and changed the direction of the business to the retail sale of medical marijuana. Med-Cannabis Pharma has two wholly owned subsidiaries, Med-Pharma Management, Inc. (“MPM”), and Medical Management Systems, Inc. (“MMS”), that as of December 31, 2014 had limited revenue and various expenses including due diligence and other administrative expenses.

MPM was formed in the State of Washington with the intent to operate retail medical dispensaries and selling a variety of products. As of December 31, 2014 the Company was not operating any dispensaries in Washington. MMS was formed in the state of Oregon with the intent to provide management services to independent, privately owned, medical dispensaries in Oregon. Services include, but are not limited to, employee staffing-, accounting and general management. As of December 31, 2014 the Company was managing two independent private dispensaries in Oregon.

Industry Background

Market Composition

The market for legal marijuana is highly fragmented and highly diverse. The legal marijuana industry in the USwas estimated at $1.5 billion in 2013 and was projected to be at $2.7 billion in 2014, a growth rate of 74%.

In recent years a number of states have laws passed allowing the growing, sale, and use of medical and/or recreational marijuana. The regulatory, reporting, and taxation frameworks vary between jurisdictions and the United States of America still generally treats marijuana as a Class I drug under the Controlled Substances Act.

Twenty-three states and the District of Columbia currently allow qualifying patients to use medical marijuana, 14 of which have active retail markets. A smaller number allow for the recreational use of the product. The sales and use license/registration requirements vary between states

While the legalization and usage trends are dramatically upward, the industry still operates under the overhanging uncertainty of the Federal government’s position on the drug.

Competition

Most dispensaries are privately owned by independent entrepreneurs; “mom and pop” shops. The average annual dispensary revenues are about $600,000 while dispensaries that also have a cultivation operation can average above $1 million p.a. Due to the financial and banking difficulties associated with legal medical marijuana (still classified as a Class I drug many of the owner/entrepreneurs find themselves with limited options when needing additional capital. MCPI is in a unique position as it has financial support and is positioned to acquire or partner with the dispensaries offering not only financial relief but operational, marketing, branding and business support.

We believe our business plan is competitive and will allow us to successfully compete within this industry and grow our business in a steady and controlled manner utilizing our current management’s knowledge and experience in this industry.

Plan of Operations

MCPI plans to acquire and partner with fully licensed and operating dispensaries, first in the state of Oregon, and then expand into additional states where medical marijuana is legal.

As of December 31, 2014 the Company had begun to generate deferred revenues through management fees and did not own any dispensaries. The Company was managing two dispensaries in the state of Oregon through its subsidiary MMS.

Products and Services

Our products and services range from the sale of buds and edibles to oils and providing management services. Initially in Oregon we provided management services which included employee staffing, purchasing, accounting and general management. The Company plans to acquire and partner with dispensaries in 2015 and develop an infrastructure of licensed, medical dispensaries that is supported by a central cultivation operation.

Future Products

We will invest in purchasing the highest quality product and will add new products to our offering. By investing in a cultivation operation the Company will be able to support its retail assets by providing superior products and also establish a consistent crop schedule. We will pursue quality strains and phenotypes through our proprietary growing techniques to offer patients quality and consistency.

Proposed Milestones to Implement Business Operations

The Company has three significant milestones established by our management team. The estimates and the projected milestones are approximations and are subject to adjustments.

Phase I – RETAIL

We established formal relationships with medical dispensaries in Oregon providing management services in the fourth quarter of 2014. We plan to acquire, either directly or through our subsidiary MMS, medical dispensaries in the second quarter of 2015. Under the Company’s management and purchasing power we plan to grow each dispensary’s revenue to over $300,000 (annualized) by the end of 2015.

Phase II – CULTIVATION

Opening a cultivation operation is significant in supporting and streamlining our retail dispensaries. This will enable us to be competitively- priced, control product quality, product consistency and be able to ensure availability.

Goods grown and produced in-house provide greater control over retail supply and retail pricing. The supply of cannabis can be seasonal as crops are available every 12-18 months weeks from independent growers. The Company intends to have a consistent crop schedule ensuring supply and high quality product. The cultivation operation will supply and support the Company’s retail dispensaries providing a desired seed to end-user sale cycle.

Phase III – INFUSED PRODUCTS

Marijuana infused products represents one of the fastest growing segments of the cannabis industry. Marijuana infused products consists of edibles, beverages, topical, tinctures, concentrates and extracts. The expected timeframe to launch infused products in Oregon is in the third quarter of 2015. In conjunction with cultivation, infused products provide the Company unique branding opportunities that most of the competition cannot attain.

Note: The estimates and forecasts stated above milestones are subject to change without notice.  Our planned milestones are based on the estimated amount of time to complete each milestone.

Long-Term Plan (5 Years)

Over the ensuing five years our growth and expansion efforts will include:

  Expanding into additional states (e.g. Vermont)
  Increase the number of dispensaries operated in each state to provide economies of scale within our cultivation operations
  Increase the number of employees
  Become the premier cultivator and retail operator of medical dispensaries

Sales and Marketing

Targeted Customers

We intend to focus our sales and marketing efforts on qualifying patients within states that allow medical marijuana.

Branding

We intend to build our brand and image by:

  Opening our own cultivation operation and provide quality strains and phenotypes
  Introduce and produce infused products
  Create exclusive top-tier brand only available at MCPI owned and operated retail dispensaries

Financing

We presently have a line-of-credit (“LOC”) agreement with a shareholder for $500,000 and as of December 31, 2014 there was $323,579 drawn against the LOC.

Government Regulation

There are numerous federal laws and regulations covering cannabis/marijuana most notably being designated a Class I drug under the Controlled Substances Act. The most impactful and recent federal developments occurred in December 2014 with the passing of the Omnibus Spending Bill. This bill, in effect, eliminated the federal government’s agencies from using tax payer funds to interfere with state laws implementing medical marijuana operations. Twenty-three states and the District of Columbia currently allow qualifying patients to use medical marijuana, 14 of which have active retail markets. A smaller number allow for the recreational use of the product.

Compliance with Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Research and Development Expenditures

We have never incurred any research or development expenditures.

Patents and Trademarks

We do not own nor have we applied, either legally or beneficially, for any patents or trademarks.

Property and Equipment

Our principal executive offices are located at 2544 Tarpley, #112, Carrolton, TX 75006.  We currently operate locations in Newport and and Bend, Oregon. We do not hold ownership or leasehold interest in any property or equipment.

Executive Offices and Telephone Number

Our executive office and main telephone number is currently:

2544 Tarpley, Suite 112

Carrolton, TX 75006

Tel: (214) 666-8364

www.med-cannabispharma.com

Item 1A.  Risk Factors

If any of the following risks actually occur, our business, financial condition and results of operations could be harmed and you may lose your entire investment.

Industry Risk Factors

The medical marijuana industry is in its infancy and is fragmented and highly competitive. This competitive situation could have a material adverse effect on our business, financial condition and/or results of operations.

Marijuana is still designated as a Class I drug under the Controlled Substances Act. This legal environment could have a significant impact on our operations if the federal government decided to shut down operations under the Controlled Substance Act.

Company Risk Factors

We lack an operating history and have losses which we expect to continue into the future.  There is no assurance our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably, our business will fail.

We were incorporated on February 23, 2011, have generated minimal revenues and as of December 31, 2014 have incurred a retained deficit of $59,418,274.  We have very little operating history upon which an evaluation of our future success or failure can be made. We have not achieved profitability and expect to continue to incur net losses over the next 12 months, probably even longer.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

There is substantial uncertainty as to whether we will continue operations.  If we discontinue operations, you could lose your entire investment.

Our independent registered public accounting firm has discussed their uncertainty regarding our business operations in their audit report dated May 13, 2015, which is included in the audited financial statements that are a part of this Annual Report.  This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  As such, we may have to cease operations and you could lose your entire investment.

Our product introductions may not be as successful as we anticipate which could prevent us from generating sufficient levels of revenue and could cause our business to fail.

The launch of our products carries risks, as well as the possibility of unexpected consequences, including:

  the acceptance of our products, and sales of these products to qualifying patients;
  our advertising, promotional, and marketing strategies may be less effective than planned and may fail to effectively reach our targeted consumer base or engender the desired consumption;
  we may incur costs exceeding our expectations as a result of the launch of our products, including, for example, advertising, promotional and marketing expenses, or other costs normally associated with launching new products;

Each of the risks referred to above could delay or impede our ability to achieve our sales objectives, which could affect our future sales, overall business, and force us to cease operations in which investors could lose their entire investment.

Costs incurred because we are a public company may affect our future profitability.

As a public company, we incur significant legal, accounting, and other expenses, and we are subject to the SEC’s rules and regulations relating to public disclosure that generally involve a substantial expenditure of financial resources.  In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently contemplated and implemented by the SEC, require changes in corporate governance practices of public companies.  We expect that full compliance with such rules and regulations will significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly, which may negatively impact our future financial results.  To the extent that our future earnings suffer as a result of the financial impact of our SEC reporting or compliance costs, our ability to develop an active trading market for our securities could be harmed.

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

There is presently a limited public trading market for our registered common stock which presently trades on the OTCQ Bulletin Board under the trading symbol “MCPI”.

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

  variations in our quarterly operating results;
  changes in general economic conditions and consumer spending habits;
  announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments;
  loss of a significant distributor, retailer, partner or joint venture participant; and
  the addition or loss of key managerial and collaborative personnel.

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

We do not intend to pay any dividends on our common stock, therefore, there are limited ways in which you can make a profit on any investment in MCPI.

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

Our Articles of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock and of up to 50,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors.  Our Board of Directors may, without requiring shareholder approval, issue shares of preferred stock with dividends, liquidation, conversion, voting or other rights which could supersede and/or adversely affect the voting power and/or other rights of the holders of our common stock.  The ability of our Board of Directors to issue shares of common stock and/or preferred stock may prevent any shareholder attempt to replace or remove current management and/or could make it extremely difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.  Additionally, the issuance of additional securities in the future may significantly reduce your proportionate ownership and voting power.

It is important to note that as of May 7, 2015, we had no shares of preferred stock issued or outstanding.

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

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

  obtain financial information, investment experience and investment objectives of the person; and
  make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

The OTCQ Bulletin Board is a quotation system, not an issuer listing service, market, or exchange.  Therefore, buying and selling stock on the OTCQ Bulletin Board is not as efficient as buying and selling stock through an exchange.

The OTCQ Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices, and volume limitations in over-the-counter securities.  Because trades and quotations on the OTCQ Bulletin Board involve a manual process, the market information for such securities cannot be guaranteed.  In addition, quote information, or even firm quotes, may not be available.  The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price.  Execution of trades, execution reporting, and the delivery of legal trade confirmation may be delayed significantly.  Consequently, you may not be able to sell shares of our common stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTCQ Bulletin Board, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price that was quoted by the OTC Bulletin Board at the time of the order entry.

Orders for OTCQ Bulletin Board securities may be cancelled or edited like orders for other securities.  All requests to change or cancel an order must be submitted to, received by, and processed by the OTC Bulletin Board.  Due to the manual order processing involved in handling OTC Bulletin Board trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit their order in a timely manner.  Consequently, you may not be able to sell shares of our common stock at optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTCQ Bulletin Board if the common stock or other security must be sold immediately.  Further, purchasers of securities may incur an immediate “paper” loss due to the price spread.  Moreover, dealers trading on the OTC Bulletin Board may not have a bid price for securities bought and sold through the OTC Bulletin Board.  As such, demand for securities that are traded through the OTC Bulletin Board may be decreased or eliminated.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located at 2544 Tarpley, Suite 112, Carrolton, TX 75006.  We currently operate locations, leased by others, in Newport; Cottage Grove; and Bend, Oregon. The Cottage Grove property is being remodeled and has not yet opened

We do not hold ownership or leasehold interest in any property or equipment.

Item 3.  Legal Proceedings

No officer, director, or persons nominated for these positions, and no promoter or significant employee (current or former) of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.  We are not aware of any pending or threatened legal proceedings involving MCPI.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

Our common stock started trading on the OTC Bulletin Board on September 11, 2012 at the time under the trading symbol “SWCI” and now under the trading symbol “MCPI”.  Currently there is only a limited, sporadic, and volatile market for our stock on the OTC Bulletin Board.  The following table sets forth the high and low sales prices of our common stock as reported by the OTC Bulletin Board for the periods indicated.  These prices represent prices between inter-dealer prices, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

	High	Low
Year Ended December 31, 2014
First Quarter	$0.1100	$0.0012
Second Quarter	$0.1500	$0.0600
Third Quarter	$1.1400	$0.1400
Fourth Quarter	$0.4000	$0.2300
	High	Low
Year Ended December 31, 2013
First Quarter	$0.2200	$0.1200
Second Quarter	$0.2700	$0.0003
Third Quarter	$0.0039	$0.0022
Fourth Quarter	$0.0035	$0.0015

(1)

Our common stock received clearance from FINRA to trade on the OTC Bulletin Board on September 11, 2012.  It did not start trading until November 2012.

The closing price of our common stock on May 7, 2015 was $0.40 as reported by the OTCQ Bulletin Board.

Holders of Record

As of May 7, 2015, we had 50,220,000 shares of our common stock issued and outstand held by approximately 74 stockholders of record.  We had no shares of preferred stock issued and outstanding.

Common Stock

The total number of common shares authorized that may be issued by the Company is 250,000,000 shares with a par value of $0.0001 per share.

As of the period ending December 31, 2014 the Company issued an aggregate of 100,000 shares and as of the period ending December 31, 2014, the Company cancelled an aggregate of 159,930,000 shares.

On July 28, 2014, Big Sky Oil, Inc., the majority shareholder of Med-Cannabis Pharma Inc. (the “Company”), returned to the Company’s treasury 159,930,000 shares of the Company’s common stock it had purchased from prior management. Big Sky agreed to return these shares to the treasury for use in future possible issuances by the Company.

As of December 31, 2014, the Company had 50,170,000 shares of its common stock issued and outstanding.

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

As of December 31, 2014, the Company had no shares of its preferred stock issued and outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2014, we have not adopted an equity compensation plan and have not granted any stock options.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities without registration since January 1, 2012 through December 31, 2014:

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

On March 27, 2014 the shareholders of Med-Cannabis Pharma, Inc. (formerly SW China, Inc.) sold their shares, 210,000,000, to Big Sky Oil, Inc. and another investor, resulting in a change of control.

On July 28, 2014, Big Sky Oil, Inc., the majority shareholder of Med-Cannabis Pharma Inc. (the “Company”), returned to the Company’s treasury 159,930,000 shares of the Company’s common stock it had purchased from prior management. Big Sky agreed to return these shares to the treasury for use in future possible issuances by the Company.

On November 14, 2014, the Company issued 100,000 shares of common stock to Carla Williams for services in conjunction with on-site store management. The Company relied on exemptions from registration pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2014, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a corporation with limited operations. Our independent registered public accounting firm has issued a going concern opinion in their audit report dated May 13, 2015, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 13, 2015. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. Accordingly, we must raise additional cash to sustain our limited operations.

We presently are exploring other such sources of funding, including raising funds through a second public offering, a private placement of securities, or loans. If we are unable to raise additional funding, we will either have to suspend operations until we do raise the cash or cease operations entirely.

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

The Company currently has offices in Dallas, Texas and Bend, Oregon.

Results of Operations

For the ease of reference, we refer to the fiscal year ended December 31, 2014 as fiscal 2014 and the fiscal year ended December 31, 2013 as fiscal 2013.

Fiscal Year Ended December 31, 2014

Revenues. We generated $0 in revenue fiscal 2014 versus $8,148 in fiscal 2013. The 2013 revenue was derived solely from design consulting services.

Gross Profit. Our gross profit was $0 during fiscal 2014 versus $7,970 in fiscal 2013.

Operating Expenses. Our total operating expenses for fiscal 2014 were $299,052, which is a $233,880, or 359%, increase compared to operating expenses of $65,172 in fiscal 2013. The increase in expenses was primarily attributable to costs related to payment of accrued Washington State sales taxes, $17,300; Website Expenses $10,900; Payroll $25,300; Rent $25,600; Travel $55,900; Due diligence expenses $10,500, Promotional expenses $5,400 and Management fees of $4,000. The increases were partially offset by reduced Consulting and Contract Fees of $11,000.

Income (Loss) From Operations. We had a loss from operations of ($299,052) for fiscal 2014 compared to an operating loss of ($57,202) for fiscal 2013, which represented an increase of $242,300.

Other income (expenses). During fiscal years 2014 and 2013 we recorded ($13,450) and ($4,298) of interest expense respectively. The interest expense is in 2014 is comprised of imputed interest expenses related to line-of-credit interest and notes outstanding payable to a related party. In fiscal 2013 interest expense is solely made up of imputed interest. The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Income (Loss). We had a net loss of ($312,502) for fiscal 2014 compared to a net loss of ($61,500) for fiscal 2013, which represented an increase of $251,002, in net loss.

Total Stockholders’ Deficit. Our stockholders’ deficit was ($346,434) as of December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2014, we had $14,763 of assets. Our total liabilities were $361,197, which consisted of accounts payable of $8,523, accrued expenses of $24,095, deferred revenue of $5,000, and a line-of-credit aggregating $323,579 to a related party. The LOC has a 10% annual interest rate. Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

We expect to incur continued losses over the next 12 months, possibly even longer. We believe that we need at least $175,000 in additional funding to commence operations and meet our minimal working capital requirements over the next 12 months.

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

Off –Balance Sheet Operations

As of December 31, 2014, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X. They reflect all adjustments which are, in the opinion of Med-Cannabis Pharma’s management, necessary for a fair presentation of the financial position and operating results as of December 31, 2014 and 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Med-Cannabis Pharma considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2014, we had $14,763 in cash and equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the fiscal years 2014 and 2013 we had no dilutive financial instruments issued or outstanding.

Revenue Recognition

Med-Cannabis Pharma follows the guidance of FASB ASC Topic 605 for revenue recognition. In general, Med-Cannabis Pharma recognizes revenue when (1) the price is fixed and determinable, (2) persuasive evidence of an arrangement exists, (3) the service has been provided, and (4) collectability is reasonably assured.

Med-Cannabis Pharma generates revenue from the management of legal, retail marijuana despensaries.

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

Recently Issued Accounting Pronouncements

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements – Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

Besides what’s noted above the Company does not expect the impact of recent accounting pronouncements to have a material effect on the Company’s financial statements.

Contractual Obligations

The Company has entered in five leases that have varying lengths with one of them going through April 2021. The Company’s lease obligations follow:

2015	43,191
2016	31,097
2017	12,811
2018	12,811
2019	12,811
Total	112,721

 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Med-Cannabis Pharma, Inc.

Carrolton, Texas

We have audited the accompanying consolidated balance sheets of Med-Cannabis Pharma, Inc. as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Med-Cannabis Pharma, Inc. as of December 31, 2014 and 2013 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ M&K CPAS, PLLC

 www.mkacpas.com

Houston, Texas

May 13, 2015

MED-CANNABIS PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	12/31/14	12/31/13
Current assets:
Cash and equivalents	$14,763	$37
Total current assets	14,763	37

Total assets:	$14,763	$37

LIABILITITES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$3,944	$20,198
Accounts payable – related party	4,579	—
Accrued expenses	2,340	—
Accrued expenses – related party	21,755	—
Deferred revenue – related party	5,000	—
Notes payable to stockholder	323,579	50,550
	361,197	70,748
Total liabilities	$361,197	$70,748

Stockholders’ (deficit):
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 and 250,000,000 shares authorized, respectively; 50,170,000 and 210,000,000 shares issued and outstanding, respectively	5,017	21,000
Additional paid-in capital	59,066,823	59,014,061
Accumulated deficit	(59,418,274)	(59,105,772)
Total stockholders’ (deficit)	$(346,434)	$(70,711)

Total liabilities and stockholders’ (deficit)	$14,763	$37

The accompanying notes to the financial statements are an integral part of these statements.

MED-CANNABIS PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2014	For the year ended December 31, 2013

Revenues, net	$—	$8,148

Cost of revenues	—	178

Gross profit	—	7,970

Expenses:
General and administrative	209,848	626
Consulting fees	48,400	26,000
Legal fees	22,325	30,075
Accounting fees	5,330	6,175
Director fees	10,493	—
Transfer agent fees	2,656	2,296
Total expenses	299,052	65,172

(Loss) from operations	(299,052)	(57,202)

Other income (expense):
Interest expense	(13,450)	(4,298)
Total other income (expense)	(13,450)	(4,298)

Provision for income taxes	—	—

Net (loss)	$(312,502)	$(61,500)

(Loss) per common share, basic and diluted	$(0.00)	(0.00)

Weighted average number of common shares outstanding, basic and diluted	141,659,233	303,369,863

The accompanying notes to the financial statements are an integral part of these statements.

MED-CANNABIS PHARMA, INC..

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from January 1, 2013 to December 31, 2014

Description	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance, January 1, 2013	500,000,000	$50,000	$58,954,763	$(59,044,272)	$(39,509)

Cancellation of shares of common stock	(300,000,000)	(30,000)	30,000	—	—

Issuance of common shares to consultants	10,000,000	1,000	25,000	—	26,000

Imputed interest on related party loan	—	—	4,298	—	4,298

Net (loss) for the period	—	—	—	(61,500)	(61,500)

Balance, December 31, 2013	210,000,000	$21,000	$59,014,061	$(59,105,772)	$(70,711)

The accompanying notes to the financial statements are an integral part of these statements.

MED-CANNABIS PHARMA, INC..

CONSOLODATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period January 1, 2013 to December 31, 2014

 (continued)

	Common Stock
Description	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Cancellation of shares of common stock	(159,930,000)	(15,993)	15,993	—	—

Shares issued for services	100,000	10	29,990	—	30,000

Forgiveness of debt	—	—	1,806	—	1,806

Imputed interest on related party loan	—	—	4,973	—	4,973

Net (loss) for the period	—	—	—	(312,502)	(312,502)

Balance, December 31, 2014	50,170,000	$5,017	$59,066,823	$(59,418,274)	$(346,434)

The accompanying notes to the financial statements are an integral part of these statements.

MED-CANNABIS PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2014	For the year ended December 31, 2013
Cash flows from operating activities:
Net (loss)	$(312,502)	$(61,500)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Common stock issued in connection with services provided by consultants	30,000	26,000
Imputed interest on related party loan	4,973	4,298
Changes in operating assets and liabilities:
Change in accounts payable	17,827	19,639
Change in accrued expenses	(5,407)	—
Change in deferred revenue	5,000	—

Net cash provided (used) by operating activities	(260,109)	(11,563)

Cash flows from financing activities:
Increase in notes payable to a stockholder	274,835	16,000
Decrease in notes payable to a shareholder	—	(5,000)

Net cash provided (used) by financing activities	274,835	11,000

Net increase (decrease) in cash	14,726	(563)

Cash – beginning of period	37	600

Cash – end of period	$14,763	$37

The accompanying notes to the financial statements are an integral part of these statements.

MED-CANNABIS PHARMA, INC..

CONSOLODATED STATEMENTS OF CASH FLOWS

 (continued)

	For the year ended December 31, 2014	For the year ended December 31, 2013
Non-cash investing and financing activities:
Cancellation of common shares	$(15,993)	$(30,000)
Forgiveness of debt	$1,806	$—
Assumption of accounts payable	$(29,502)	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes to the financial statements are an integral part of these statements.

MED-CANNABIS PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE 1 – Summary of Significant Accounting Policies

Organization

Med-Cannabis Pharma, Inc. (“Company” or “Med-Cannabis Pharma”) was incorporated under the laws of the State of Nevada on February 23, 2011. Med-Cannabis Pharma has one wholly owned subsidiary, Med-Pharma Management, Inc., that as of December 31, 2014 had no revenue but did incur due diligence and other administrative expenses.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period ended December 31, 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2014, the Company had $14,763 in cash and equivalents and $37 at December 31, 2013.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value. Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations. Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses is determined on a specific identification basis. As of December 31, 2014 the Company had no investments.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at December 31, 2014 Using:

	December 31, 2014	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$14,763	$14,763	$—	$—
	$14,763	$14,763	$—	$—
Liabilities
Accounts payable/Accrued exp.	$32,618	$32,618	$—	$—
Deferred revenue Note payable to stockholder	5,000 323,579	5,000 323,579	—	—
	$361,197	$361,197	$—	$—

	Fair Value Measurement at December 31, 2013 Using:

	December 31, 2013	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$37	$37	$—	$—
	$13	$13	$—	$—
Liabilities
Accounts payable/Accrued exp.	$20,198	$20,198	$—	$—
Note payable to shareholder	$50,550	$50,550	$—	$—
	$70,748	$70,748	$—	$—

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the fiscal years ended December 31, 2014 and December 31, 2013, the Company had no dilutive financial instruments issued or outstanding.

Revenue Recognition

For the year ended December 31, 2014, the Company realized 0$ in revenue versus $8,418 in 2013.

The Company recognizes revenue in accordance with ASC 605-10, "Revenue Recognition in Financial Statements". Revenue will be recognized only when all of the following criteria have been met:

· Persuasive evidence of an arrangement exists;

· Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment;

· The price is fixed and determinable; and

· Collectability is reasonably assured.

Revenue is recorded net of any sales taxes charged to customers.

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

NOTE 2 –Going Concern

The Company plans to acquire medical marijuana collectives and or medical marijuana dispensaries, which are legally within the states that medical marijuana has been approved and is legal. Currently the Company has been actively negotiating with existing collectives in the states of Washington and Oregon. In addition, the Company intends to further expand by opening new medical marijuana collectives and medical marijuana dispensaries in locations where an acquisition is not readily available such as states where medical marijuana has been newly legalized.

While management of the Company believes that Med-Cannabis Pharma will be successful in its planned operating activities under its business plan and capital formation activities, there can be no assurance that it will be able to successfully execute on either of these or that it will be able to generate adequate revenues to earn a profit or sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Further, as of December 31, 2014, the Company had a working capital deficiency of ($346,434). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

As of the period ending December 31, 2014 the Company issued an aggregate of 100,000 shares for services rendered in conjunction with store management and they were valued at $30,000 using the closing price on the date the shares were granted.

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

As of December 31, 2014, the Company had 50,170,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.0001 per share.

As of December 31, 2014 and 2013, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Income Taxes

The provision (benefit) for income taxes for the period from February 23, 2011 (inception) to December 31, 2014 was as follows, assuming a 35 percent effective tax rate:

	For the period February 23, 2011 (inception) to 12/31/14	For the period February 23, 2011 (inception) to 12/31/13
Current tax provision:
Federal
Taxable income	$—	$
Total current tax provision	$—	$

Deferred tax provision:
Federal
Loss carryforwards	$134,432		$37,296
Change in valuation allowance	(134,432)		(37,296)

Total deferred tax provision	$—		$—

As of December 31, 2014, the Company had approximately $384,090 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2032.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from February 23, 2011 (inception) to December 31, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

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

NOTE 7 – Related Party Transactions

As of December 31, 2014, the Company had a line-of-credit (”LOC”) to a related party stockholder in the amount of $323,579, with interest at 10% annually. This LOC was entered into on July 28, 2014 and replaced the shareholder note that was assumed during the change of control transaction. During the twelve months ended December 31, 2014 the imputed interest expense on the old notes was $4,973 and interest expense on the LOC was $8,477 for a total of $13,450. The LOC has a limit of $500,000.

$29,502 of the Company’s accounts payable and accrued expenses are to related parties. $24,923 of this amount was assumed when current management took control.

A related party receivable of $50,748 was fully reserved at year-end because of questionable collectability.

During the year the company accrued $19,800 for nine month’s rent for the sublease of office space from a related party. This lease expires in May 2015.

Deferred Revenue of $5,000 was neither earned nor recognized as income and is carried as a liability. This item relates to activities with a related party.

In the change of control agreements dated March 27, 2014, $1,806 of related party debt was forgiven by a former shareholder.

NOTE 8 – Recent Accounting Pronouncements

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements – Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.
Besides what’s noted above the Company does not expect the impact of recent accounting pronouncements to have a material effect on the Company’s financial statements.

NOTE 9 – Commitments

The Company has entered in five leases that have varying lengths with one of them going through April 2021. The Company’s future lease obligations are as follows:

Future Obligation
2015	43,191
2016	31,097
2017	12,811
2018	12,811
2019	12,811
Total	$112,721

During the year ended December 31, 2014 the Company incurred $30,921 of rent expense.

NOTE 10 – Subsequent Events

In the normal course of business the Company is supervising the renovation of a store in Cottage Grove, OR location which it will operate for a related party.

In January 2015 the Company issued 50,000 of restricted common stock to for services provided regarding store management.

Other than the items noted above no other material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclsoure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our CEO and CFO, Graciela Moreno, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date ("Evaluation Date") within ninety (90) days prior to the filing of our December 31, 2014 Annual Report with the SEC on Form 10-K.

Based upon that evaluation, our management has concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

Ms. Moreno has concluded that our disclosure controls and procedures had the following material weaknesses:

We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function.  While this control deficiency did not result in any audit adjustments to our 2014 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

Med-Cannabis Pharma lacks sufficient resources to perform the internal audit function and does not have an Audit Committee;

We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert to Med-Cannabis Pharma.  The Board of Directors is comprised of one (1) member who also serves Med-Cannabis Pharma as its sole executive officer.  As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by Med-Cannabis Pharma; and

Documentation of all proper accounting procedures is not yet complete.

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

Hiring additional qualified financial personnel, including a qualified accountant, on a full-time basis;

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2015, subject to our ability to obtain sufficient future financing and subject to our ability to start generating revenue.

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

Our CEO and CFO, Graciela Moreno, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2014 due to control deficiencies that constituted material weaknesses.

Management has identified a lack of sufficient personnel in the accounting function due to the limited resources of Med-Cannabis Pharma with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.

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

(b) Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by Med-Cannabis Pharma's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit Med-Cannabis Pharma to provide only management's report in this Annual Report.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this Annual Report.

22

(c) Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2014 that have materially affected or are reasonably likely to materially affect these controls.  Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of the date of December 31, 2014 are as follows:

Name	Age	Position

Graciela Moreno	31	President, Chief Executive Officer, Treasurer, Secretary, and Director
Carla Williams	52	Director

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

Graciela Moreno, the Company’s President, CEO and CFO most recently has been self-employed as an oil and gas consultant with GEM Consulting, LLC, in Dallas, Texas.  From 2011 to 2013, Ms. Moreno was an investor relations officer for Areola Operating & Consulting, Inc., also in Dallas, Texas.  From 2010 until 2011, Ms. Moreno was assistant director of operations for Americas Response Team Asset Management in Dallas, Texas.  Ms. Moreno has extensive experience in corporate business development, new client systems, and exploration and development in both the upstream and downstream sectors of the oil and gas industry.  The majority of her career has been involved in exploring new oil and gas resources for major oil and gas companies domestically and internationally

Ms. Carla Williams was the founder, president and PRF of Central Coast ReLeaf. Ms. Williams brings an extensive amount of knowledge concerning the operations and business of a medical dispensary in Oregon. Ms. Williams has served on the City of Newport, Oregon advisory board for medical marijuana facility business licenses. Ms. Williams owns and operates Newport Florist and Gift in Newport, Oregon. Ms. Williams and her family have lived in Newport, Oregon for over 28 years and she is a long-time volunteer for Newport’s Young Life organization .

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

Involvement in Legal Proceedings

None of our officers or directors – past or present – has appeared as a party during the past ten (10) years in any legal proceedings that may bear on their ability or integrity to serve as an officer or director of Med-Cannabis Pharma.

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

Board’s Role in Risk Oversight

The Board of Directors assesses on an ongoing basis the risks faced by Med-Cannabis Pharma.  These risks include financial, technological, competitive, and operational risks.  The Board dedicates time at each of its meetings to review and consider the relevant risks faced at that time.  In addition, since Med-Cannabis Pharma does not have an Audit Committee, the Board of Directors is also responsible for the assessment and oversight of Med-Cannabis Pharma’s financial risk exposures.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, require Med-Cannabis Pharma's executive officers, directors and persons who own more than 10% of a registered class of Med-Cannabis Pharma's equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of common stock and other equity securities of Med-Cannabis Pharma on Form(s) 3, 4, and 5, respectively.  Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish Med-Cannabis Pharma with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that for the fiscal year ended December 31, 2014, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with during the period.

Item 11.  Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers for the years ended December 31, 2014 and 2013.

Summary Compensation Table

(In Thousands of Dollars)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Graciela Moreno President, CEO, CFO, Treasurer, Secretary, Director	2014 2013	22,000 2,500	0 0	0 0	0 0	0 0	0 0	0 0	22,000 2,500
Carla Williams Director	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Seon Won, (1) Former President, CEO, Treasurer, Secretary, Director(Sole Officer& Director)	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Employment Agreements

We have not entered into any employment agreements with any of our officers or directors.  As of May 7, 2015 we had a total of eight employees including the directors listed above.  All future employment arrangements are subject to the discretion of our Board of Directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Officer Compensation

Ms. Moreno was paid $22,000 in fiscal 2014 and $0 in fiscal 2013.

Director Compensation

Ms. Williams was paid $2,500 in fiscal 2014 after joining the company as a director in November, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership as of March 6, 2014 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.  Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

As of May 7, 2015, we had 50,220,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class (Common)	Shares of Preferred Stock	Percentage of Class (Preferred)

Officers and Directors

All officers and directors as a group (1 person)	0	0.0%	-0-	0%

Five Percent Stockholders
Cede & Co. (1)	38,610,000	76.9%	-0-	0%
Charles Stidham	8,750,000	17.4%	-0-	0%

(1)  Cede & Co holds stock for the beneficial interest of others

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any authorized Equity Compensation Plans nor do we intend to establish any such plans during the fiscal year ending December 31, 2014.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of Med-Cannabis Pharma.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

On March 27, 2014 certain shareholders of Med-Cannabis Pharma, Inc. sold their shares, totaling 210,000,000, to Big Sky Oil, Inc. and another investor, resulting in a change of control.

As of December 31, 2014, the Company had a line-of-credit (”LOC”) to a related party stockholder in the amount of $323,579, with interest at 10% annually. This LOC was entered into on July 28, 2014 and replaced the shareholder note that was assumed during the change of control transaction. During the twelve months ended December 31, 2014 the imputed interest expense on the old notes was $4,973 and interest expense on the LOC was $8,477 for a total of $13,450. The LOC has a limit of $500,000.

In the change of control agreements dated March 27, 2014, $1,806 of related party debt was forgiven by a former shareholder.

Share Issuances to Promoters

On April 30, 2013, we requested that Taurus voluntarily return 10,000,000 restricted shares of our common stock.  Taurus complied and we subsequently cancelled these shares and returned them to our Treasury.

On July 11, 2013, we issued Taurus an additional 10,000,000 restricted shares of our common stock as an incentive to continue assisting us with our ongoing SEC and EDGAR filing requirements

Indemnification

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

	For the Fiscal Year Ended December 31, 2014	For the Fiscal Year Ended December 31, 2013

Audit Fees	$5,500	$5,500
Audit Related Fees	-0-	-0-
Tax Fees	-0-	675
All Other Fees	-0-	-0-

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board of Directors, as well as the limited financial resources and minimal operations of MCPI, our Board acts as our Audit Committee.  Our Board pre-approves all audit and permissible non-audit services.  These services may include audit services, audit-related services, tax services and other services.  Our Board approves these services on a case-by-case basis.

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

* Incorporated by our Registration Statement on Form S-1 filed May 3, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 12th day of May, 2015.

MED-CANNABIS PHARMA, INC.

May 14, 2015	/s/ Graciela Moreno

Graciela Moreno
President, Chief Executive Officer,
Principal Executive Officer, Treasurer,
Secretary, Principal Financial Officer,
and Director (Sole Officer and Director)

