Form 10-K/A
period 2014-12-31
Med-Cannabis Pharma, Inc.
filed 2015-05-18
CIK 1516559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

1

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

Yes [ ] No [X]

As of May 7, 2015, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $16,588,000 based upon the closing sale price as reported by the OTC Bulletin Board on that date.

As of May 7, 2015, there were 50,220,000 shares of our common stock, $0.0001 par value issued and outstanding.

2

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K/A for the period ended December 31, 2014 as filed with the Securities and Exchange Commission on May 14, 2015 is to furnish Exhibits 101 to the Form 10-K.

No changes have been made to the Annual Report other than the furnishing of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE described above. This Amendment No. 1 to Form 10-K does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K, as amended.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

3

Exhibits

Exhibit Number	Description of Exhibit

31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
31.2	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 12th day of May, 2015.

MED-CANNABIS PHARMA, INC.

May 18, 2015	/s/ Graciela Moreno

Graciela Moreno
President, Chief Executive Officer,
Principal Executive Officer, Treasurer,
Secretary, Principal Financial Officer,
and Director (Sole Officer and Director)

5