Form 10-Q
period 2015-03-31
Med-Cannabis Pharma, Inc.
filed 2015-06-05
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

Yes No ☒

The number of shares outstanding of the Registrant's common stock, $0.0001 par value, as of May 19, 2015, was 50,220,000.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

 MED-CANNABIS PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

For the Periods Ended March 31, 2015 and

December 31, 2014

ASSETS

	3/31/2015	12/31/2014
	(unaudited)
Current assets:
Cash and equivalents	$10,360	$14,763

Total current assets	10,360	14,763

Total assets:	$10,360	$14,763

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$5,556	$3,944
Accounts payable – related party	10,693	4,579
Accrued expenses	8,472	2,340
Accrued expenses – related party	25,766	21,755
Deferred revenue	—	5,000
Notes payable to stockholders	440,579	323,579
	491,066	361,197

Total liabilities	$491,066	$361,197

Stockholders’ (deficit):
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 50,220,000 and 50,170,000 shares issued and outstanding, respectively	5,022	5,017
Additional paid-in capital	59,381,818	59,066,823
Accumulated Deficit	(59,867,546)	(59,418,274)

Total stockholders’ (deficit)	$(480,706)	$(346,434)

Total liabilities and stockholders’ (deficit)	$10,360	$14,763

The accompanying notes to the financial statements are an integral part of these statements.

MED-CANNABIS PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended March 31, 2015 and 2014

(unaudited)

	For the three months ended March 31,
	2015	2014

Revenues, net	$—	$—

Cost of revenues	—	—

Gross profit	—	—

Expenses:
General and administrative	122,621	3,028
Consulting fees	315,905	250
Legal fees	—	7,575
Accounting fees	1,000	1,000
Transfer agent fees	931	372
Total expenses	440,457	12,225

(Loss) from operations	(440,457)	(12,225)

Other income (expense)
Interest expense	(8,815)	(1,454)
Total other income (expense)	(8,815)	(1,454)

Provision for income taxes	—	—

Net (loss)	$(449,272)	$(13,679)

(Loss) per common share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	50,206,111	50,070,000

The accompanying notes to the financial statements are an integral part of these statements.

MED-CANNABIS PHARMA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For The Three Month Period Ended March 31, 2015 and

The Year Ended December 31, 2014

(Unaudited)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance, December 31, 2013	210,000,000	$21,000	$59,014,061	$(59,105,772)	$(70,711)

Cancellation of shares of common stock	(159,930,000)	(15,993)	15,993	—	—

Forgiveness of debt	—	—	1,806	—	1,806

Issuance of shares of common stock to consultant	100,000	10	29,990	—	30,000

Imputed interest on related party loan	—	—	4,973	—	4,973

Net (loss) for the period	—	—	—	(312,502)	(312,502)

Balance, December 31, 2014	50,170,000	$5,017	$59,066,823	$(59,418,274)	$(346,434)

Issuance of shares of common stock for services	50,000	5	14,995	—	15,000

Donated Capital	—	—	3000,000	—	300,000

Net (loss) for the period	—	—	—	(449,272)	(449,272)

Balance, March 31, 2015 (unaudited)	50,220,000	5,022	59,381,818	(59,867,546)	(480,706)

The accompanying notes to the financial statements are an integral part of these statements.

MED-CANNABIS PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Three Months Ended March 31, 2015 and 2014

(unaudited)

	For the three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net (loss)	$(449,272)	$(13,679)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities
Shares issued for services	15,000	—
Donated capital	300,000	—
Imputed interest on related party loan	—	1,454
Changes in operating assets and liabilities:
Change in accounts payable	7,726	(12,188)
Change in accrued expenses	10,143	—
Change in deferred revenue	(5,000)	—

Net cash provided (used) by operating activities	(121,403)	(37)

Cash flows from financing activities:
Increase in notes payable to a stockholder	117,000	—

Net cash (used in) financing activities	(117,000)	—

Net increase (decrease) in cash	(4,403)	(37)

Cash – beginning of period	14,763	37

Cash – end of period	$10,360	$—

Non-cash investing and financing activities:
Forgiveness of debt	$—	$1,806
Assumption of accounts payable	—	(29,502)

The accompanying notes to the financial statements are an integral part of these statements.

MED-CANNABIS PHARMA, INC.

March 31, 2015

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Consolidated Balance Sheet as of March 31, 2015, Consolidated Statements of Operations for the three months ended March 31, 2015, Consolidated Statement of Stockholder’s (Deficit) and the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”). In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at March 31, 2015 and its results of operations and its cash flows for the period ended March 31, 2015. The results for the period ended March 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015.

Organization

Med-Cannabis Pharma, Inc. (“Company” or “Med-Cannabis Pharma”) was incorporated under the laws of the State of Nevada on February 23, 2011. Med-Cannabis Pharma has one wholly owned subsidiary, Med-Pharma Management, Inc., that as of March 31, 2015 had operations, had recognized no net revenue but had incurred due diligence and other administrative expenses.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period ended March 31, 2015.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2015, the Company had $ 10,360 in cash and equivalents and $14,763 at December 31, 2014.

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

Level	Description

Level 1	Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
Level 2	Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.
Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments are as follows:

Fair Value Measurement at March 31, 2015 Using:

Description	3/31/15	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$10,360	$10,360	$-	$-
	$10,360	$10,360	$-	$-

Liabilities
Accounts payable	$-	$-	$-	$-
Accrued expenses	-	-	-	-
Note payable to stockholder	-	-	-	-
	$-	$-	$-	$-

	Fair Value Measurement at December 31, 2014 Using:

Description	12/31/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$14,763	$14,763	$-	$-
	$14,763	$14,763	$-	$-

Liabilities
Accounts payable	$-	$-	$-	$-
Deferred Revenue	-	-	-	-
Note payable to stockholder	$-	$-	$-	$-

Revenue Recognition

For the quarter ended March 31, 2015, the Company realized $0 in revenue and $0 in 2014.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the periods ended March 31, 2015 and Dcember 31, 2014 and since inception the Company had no dilutive financial instruments issued or outstanding.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Further, as of March 31, 2015, the Company had a working capital deficiency of ($480,706). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

As of the period ending March 31, 2015 the Company issued an aggregate of 50,000 shares during the period ending March 31, 2015 for consulting services rendered in conjunction with the evaluation of a new location. The stock was valued at $0.30/share, the closing price on January 15, 2015, the date of the agreement.

On July 28, 2014, Big Sky Oil, Inc., the majority shareholder of Med-Cannabis Pharma Inc. (the “Company”), returned to the Company’s treasury 159,930,000 shares of the Company’s common stock it had purchased from prior management. Big Sky agreed to return these shares to the treasury for use in future possible issuances by the Company.

During the period ended March 31, 2015 South Beach Live, Inc. transferred 1,000,000 shares of its stock in MCPI to consultants for ongoing services associated with marketing strategies. South Beach Live, Inc. is a related party and does not expect to be repaid for this transaction which was treated as an expense and donated capital by MCPI.

During the period ending December 31, 2014 the Company issued an aggregate of 100,000 shares for consulting services rendered in conjunction with store management and they were valued at $30,000 using the closing price on the date the shares were granted.

As of March 31, 2015, the Company had 50,220,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.0001 per share.

As of March 31, 2015, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Income Taxes

The provision (benefit) for income taxes for the period from February 23, 2011 (inception) March 31, 2015 was as follows, assuming a 35 percent effective tax rate:

	March 31, 2015	For the year ended 12/31/14
Current tax provision:
Federal
Taxable income	$—	$—
Total current tax provision	$—	$—
Deferred tax provision:
Federal
Loss carryforwards	$181,427	$134,432
Change in valuation allowance	(181,427)	(134,432)
Total deferred tax provision	$—	$—

As of March 31, 2015, the Company had approximately $518,362 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2032.

The Company provided a valuation allowance equal to the deferred income tax assets through March 31, 2015 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

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

NOTE 7 – Related Party Transactions

The Company operates under an agreement with Bendor Investments, LTD, a related party, under which MCPI receives a fee for managing Bendor’s retail stores. No revenue has been recognized because of doubt as to collectability.

South Beach Live, Inc. a related party directly transferred 1,000,000 shares of its MCPI stock to consultants in return for services to the Company. South Beach does not expect repayment and this transaction was treated as donated capital.

As March 31, 2015 the Company had a line-of-credit (”LOC”) to a related party stockholder in the amount of $440,579, with interest at 10% annually. This LOC was entered into on July 28, 2014 and replaced the shareholder note that was assumed during the change of control transaction. During the three months ended March 31, 2015 Interest expense on the LOC was $8,815.

$36,459 of the Company’s accounts payable and accrued expenses are to related parties. $24,923 of this amount was assumed when current management took control.

A related party receivable of $119,248 was fully reserved at March 31, 2015 because of questionable collectability.

During the quarter the company accrued $6,114 for three month’s rent for the sublease of office space from a related party. This lease expires in May 2015.

In the change of control agreements dated March 27, 2014, $1,806 of related party debt was forgiven by a former shareholder.

$5,000 of deferred revenue from Bendor Investments, LTD was written off due to questions of collectability.

NOTE 8 – Recent Accounting Pronouncements

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 201416—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 201417—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

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

NOTE 9 – Subsequent Events

No material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a corporation with limited operations. Our independent registered public accounting firm has issued a going concern opinion in their audit report dated December 31, 2014, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 14, 2015. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. Accordingly, we must raise additional cash to sustain our limited operations.

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

Plan of Operations

The medical marijuana dispensaries, which are currently in operations legally within the states that medical marijuana has been approved and is legal. Currently the Company has operating and is negotiating with existing dispensaries in Oregon.

The company intends to further expand by acquiring or opening medical marijuana dispensaries in locations where an acquisition is not readily available such as states where medical marijuana has been newly legalized. The new locations will be based on medicinal demand and location analysis to support maximum potential of success.

The Company currently has offices in Dallas, Texas and Bend, Oregon.

Results of Operations

Three months Ended March 31, 2015 and 2014

Revenues. We generated no revenues during the three months ended March 31 2015 and for the same period a year ago.

Gross Profit. Our gross profit was $0 during the three months ended March 31, 2015 and for the same period a year ago.

Operating Expenses. Our total operating expenses for the three months ended March 31, 2015 were $440,457, which is a $428,232, or 3,503%,increase compared to operating expenses of $12,225 for the same period a year ago. The increase in expenses was primarily attributable the one-time payment of a $300,000 consulting fee and in an 119,593 increase in general and administrative cost from operations.

Income (Loss) From Operations. We had a loss from operations of $440,457 for the three months ended March 31, 2015 compared to an operating loss of $12,225 for the same period a year ago, which represented a $428,232 increase in operating loss.

Other income (expenses). During the three months ended March 31, 2015 we recorded $8,815 interest, compared to $1,454 the same period a year ago. The interest expense is comprised of interest payable related to line-of-credit interest and notes outstanding payable to a related party.

Net Income (Loss). We had a net loss of $449,272 for the three months ended March 31, 2015 compared to a net loss of $13,679 for the same period a year ago, which represented an increase of 435,593, in net loss.

Total Stockholders’ Deficit. Our stockholders’ deficit was $480,706 as of March 31, 2015.

Liquidity and Capital Resources

As March 31, 2015, we had $10,360 of assets. Our total liabilities were $491,066, which consisted of accounts payable of $16,249, accrued expenses of $34,238 and a line-of-credit aggregating $440,579 to a related party. The LOC has a 10% annual interest rate. Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

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

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated May 13 , 2015, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 14, 2015. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. Our financial statements found within this Quarterly Report on Form 10-Q and the aforementioned Annual Report on Form 10-K contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off –Balance Sheet Operations

As of March 31, 2015, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X. They reflect all adjustments which are, in the opinion of Med-Cannabis Pharma’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended March 31, 2015 and 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Med-Cannabis Pharma considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2015, we had $10,360 in cash and equivalents.

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

Level	Description

Level 1	Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
Level 2	Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.
Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

[This space intentionally left blank.]

The estimated fair values of the Company’s financial instruments are as follows:

Fair Value Measurement at March 31, 2015 Using:

Description	3/31/15	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$10,360	$10,360	$-	$-
	$10,360	$10,360	$-	$-

Liabilities
Accounts payable	$-	$-	$-	$-
Accrued expenses	-	-
Note payable to stockholder	-	-	-	-
	$-	$-	$-	$-

Fair Value Measurement at December 312014 Using:

Description	12/31/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$14,463	$14,463	$-	$-
	$14,463	$14,476	$-	$-

Liabilities
Accounts payable	$-	$-	$-	$-
Deferred	-	-	-	-
Note payable to stockholder	-	-	-	-
	$-	$-	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the three months ended March 31, 2015 we had no dilutive financial instruments issued or outstanding.

Revenue Recognition

Med-Cannabis Pharma follows the guidance of FASB ASC Topic 605 for revenue recognition. In general, Med-Cannabis Pharma recognizes revenue when (1) the price is fixed and determinable, (2) persuasive evidence of an arrangement exists, (3) the service has been provided, and (4) collectability is reasonably assured.

Med-Cannabis Pharma generates revenue from managing the operations of Medical Marijuana dispensaries owned by others.

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

Recently Issued Accounting Pronouncements

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 201416—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 201417—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

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

Based on management’s assessment, we have concluded that, as March 31, 2015, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since our inception and, as of March 31, 2015, have not been remedied.

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

During the past ten (10) years, Gracie Moreno has not been the subject of the following events:

1)	Any bankruptcy petition filed by or against any business of which Ms. Moreno was a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time;

2)	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

3)	An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Moreno’s involvement in any type of business, securities or banking activities; and

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

The 8-K’s filed by the Company during the quarter related only to routine course-of-business matters.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 4 th day of June, 2015.

MED-CANNABIS PHARMA, INC.

By: /s/ Gracie Moreno
Gracie Moreno
President, Chief Executive Officer,
Principal Executive Officer, Principal
Accounting Officer, Treasurer, Secretary, and
Director
(Sole Officer and Director)

