Form 10-Q
period 2015-06-30
Med-Cannabis Pharma, Inc.
filed 2015-08-14
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

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

817 NW Hill Street Bend, OR 97701

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

Yes No ☒

The number of shares outstanding of the Registrant's common stock, $0.0001 par value, as of August 12, 2015, was 50,220,000.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

 MED-CANNABIS PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

As of June 30, 2015 and

December 31, 2014

ASSETS

	6/30/2015	12/31/2014
	(unaudited)	(audited)
Current assets:
Cash and equivalents	$27,506	$14,763
Accounts receivable	10,000	—
Other receivables	83,300	—
Total current assets	121,306	14,763

Fixed assets (net)	31,634	—
Other assets	2,711	—

Total assets:	$155,651	$14,763

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$6,802	$6,285
Accounts payable – related party	40,526	—
Accrued expenses	6,042	26,333
Accrued expenses – related party	11,231	—
Deferred revenue	—	5,000
Notes payable to stockholders	692,227	323,579
	756,828	361,197

Total liabilities	$756,828	$361,197

Stockholders’ (deficit):
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 50,220,000 and 50,170,000 shares issued and outstanding, respectively	5,022	5,017
Additional paid-in capital	59,381,818	59,066,823
Accumulated Deficit	(59,988,017)	(59,418,274)

Total stockholders’ (deficit)	$(601,177)	$(346,434)

Total liabilities and stockholders’ (deficit)	$155,651	$14,763

The accompanying notes to the financial statements are an integral part of these statements.

MED-CANNABIS PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Six and Three Months Ended June 30, 2015 and 2014

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenues, net	10,000	$—	$10,000	$—

Cost of revenues	9,231	—	9,231	—

Gross profit	769	—	769	—

Expenses:
Depreciation and amortization	7,711	—	7,711
General and administrative	68,206	40,612	190,827	43,640
Consulting fees	12,588	1,869	328,493	2,119
Legal Fees	8,613	5,003	8,613	12,578
Accounting fees	9,785	3,000	10,785	4,000
Transfer agent fees	—	1,731	931	2,103
Total Expenses	106,903	52,215	547,360	64,440

(Loss) from operations	(106,134)	(52,215)	(556,591)	(64,440)

Other income (expense)
Interest expense	(14,337)	(2,655)	(23,152)	(4,109)
Total other income (expense)	(14,337)	(2,655)	(23,152)	(4,109)

Provision for income taxes	—	—	—	—

Net (loss)	(120,471)	$(54,870)	$(569,743)	$(68,549)

(Loss) per common share, basic and diluted	**	**	(0.01)	**

Weighted average number of common shares outstanding, basic and diluted	50,220,000	210,000,000	50,213,094	210,000,000

** Less than $0.01

The accompanying notes to the financial statements are an integral part of these statements.

MED-CANNABIS PHARMA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For The Three Month Period Ended June 30, 2015 and

The Year Ended December 31, 2014

(Unaudited)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance, December 31, 2013	210,000,000	$21,000	$59,014,061	$(59,105,772)	$(70,711)

Cancellation of shares of common stock	(159,930,000)	(15,993)	15,993	—	—

Forgiveness of debt	—	—	1,806	—	1,806

Issuance of shares of common stock to consultant	100,000	10	29,990	—	30,000

Imputed interest on related party loan	—	—	4,973	—	4,973

Net (loss) for the period	—	—	—	(312,502)	(312,502)

Balance, December 31, 2014	50,170,000	$5,017	$59,066,823	$(59,418,274)	$(346,434)

Issuance of shares of common stock for services	50,000	5	14,995	—	15,000

Donated Capital	—	—	300,000	—	300,000

Net (loss) for the period	—	—	—	(449,272)	(569,743)

Balance, June 30, 2015 (unaudited)	50,220,000	5,022	59,381,818	(59,988,017)	(601,177)

The accompanying notes to the financial statements are an integral part of these statements.

MED-CANNABIS PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Six Months Ended June 30, 2015 and 2014

(unaudited)

	For the six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss)	$(569,743)	$(68,549)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities
Depreciation expense	7,711	—
Shares issued for services	15,000	—
Donated capital	300,000	—
Imputed interest on related party loan	—	4,109
Changes in operating assets and liabilities:
Change in accounts receivable	(93,800)	—
Change in other assets	(2,711)	(3,000)
Change in accounts payable	41,043	(9,930)
Change in accrued expenses	(9,060)	—
Change in deferred revenue	(5,000)	—

Net cash provided (used) by operating activities	(316,560)	(57,510)

Cash flows from investing activities:
Purchased of fixed assets	(39,345)	58,656
Net cash (used in) investing activities	(39,345)	58,656

Cash flows from financing activities:
Increase in notes payable to a stockholder	368,648	—
		1,146
Net cash (used in) financing activities	368,648	—

Net increase (decrease) in cash	12,743	(37)

Cash – beginning of period	14,763	37

Cash – end of period	$27,506	$1,183

Non-cash investing and financing activities:
Cash Paid During Year for Interest Expense	0	0
Shares Issued for Services	15,000	26,000
Cancellation of Common Shares	0	(30,000)

The accompanying notes to the financial statements are an integral part of these statements.

MED-CANNABIS PHARMA, INC.

June 30, 2015

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014, Consolidated Statements of Operations for the three and six months ended June 30, 2015, Consolidated Statement of Stockholder’s (Deficit) and the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”). In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at June 30, 2015 and its results of operations and its cash flows for the period ended June 30, 2015. The results for the period ended June 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015.

Organization

Med-Cannabis Pharma, Inc. (“Company” or “Med-Cannabis Pharma”) was incorporated under the laws of the State of Nevada on February 23, 2011. Med-Cannabis Pharma has three subsidiaries, two which are wholly owned: Medical Management Systems, Inc. which has operations as of June 30, 2015 and has begun to record revenue and Med-Pharma Management, Inc. which has no operations as of June 30, 2015 and has not recognized an revenue. The Company’s other subsidiary is a joint venture, High Desert MMJ, Inc. where the Company owns 99%. High Desert MMJ did not have any sales as of June 30, 2015 but did incur set-up costs for the Company’s ‘grow’ operation.,

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period ended June 30, 2015.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2015, the Company had $ 27,506 in cash and equivalents and $14,763 at December 31, 2014.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value. Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations. Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses is determined on a specific identification basis. As of June 30, 2015 the Company had no investments.

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

Level	Description

Level 1	Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
Level 2	Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.
Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at June 30, 2015 Using:

Description	6/30/15	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$27,506	$27,506	$-	$-
	$27,506	$27,506	$-	$-

Liabilities
Accounts payable	$47,328	$47,328	$-	$-
Accrued expenses	17,273	17,273	-	-
Note payable to stockholder	$692,227	$692,227	-	-

	Fair Value Measurement at December 31, 2014 Using:

Description	12/31/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$14,763	$14,763	$-	$-
	$14,763	$14,763	$-	$-

Liabilities
Accounts payable	$6,285	$6,285	$-	$-
Accrued Expenses	26,333	26,333
Deferred Revenue	5,000	5,000	-	-
Note payable to stockholder	$323,579	$323,579	$-	$-

Revenue Recognition

For the quarter ended June 30, 2015, the Company realized $10,000 in revenue and $0 in 2014.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the periods ended June 30, 2015 and December 31, 2014 and since inception the Company had no dilutive financial instruments issued or outstanding.

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

NOTE 2 – Going Concern

The Company plans to acquire medical marijuana collectives and/or medical marijuana dispensaries, which are currently in operations legally within the states that medical marijuana has been approved and is legal. Currently the Company has existing dispensaries in the state of Oregon. In addition, the Company intends to further expand by opening new medical marijuana collectives and medical marijuana dispensaries in locations where an acquisition is not readily available such as states where medical marijuana has been newly legalized.

While management of the Company believes that Med-Cannabis Pharma will be successful in its planned operating activities under its business plan and capital formation activities, there can be no assurance that it will be able to successfully execute on either of these or that it will be able to generate adequate revenues to earn a profit or sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Further, as of June 30, 2015, the Company had a working capital deficiency of ($635,522). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Fixed Assets

	06/30/15	12/31/14
Grow lights	$30,845	$—
Construction-in-process	8,500	—
Gross Fixed Assets	39,345	—
Accumulated depreciation	(7,711)	—
Net Fixed Assets	$31,634	$—

The Company purchased $39,345 of fixed assets during the three months ended June 30, 2015, of which $8,500 is CIP (construction-in-process) and the remaining $30,845 was for assets placed in service. Depreciation expense for both the three and six months ended June 30, 2015 was $7,711.

NOTE 4 – Common Stock

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

On January 15, 2015the Company issued an aggregate of 50,000 shares during the period ending June 30, 2015 for consulting services rendered in conjunction with the evaluation of a new location. The stock was valued at $0.30/share, the closing price on January 15, 2015, the date of the agreement.

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

As of June 30, 2015, the Company had 50,220,000 shares of its common stock issued and outstanding.

NOTE 5 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.0001 per share.

As of June 30, 2015, the Company had no shares of its preferred stock issued and outstanding.

NOTE 6 – Income Taxes

The provision (benefit) for income taxes for the period from February 23, 2011 (inception) June 30, 2015 was as follows, assuming a 35 percent effective tax rate:

	June 30, 2015	For the year ended 12/31/14
Current tax provision:
Federal
Taxable income	$—	$—
Total current tax provision	$—	$—
Deferred tax provision:
Federal
Loss carryforwards	$333,842	$134,432
Change in valuation allowance	(333,842)	(134,432)
Total deferred tax provision	$—	$—

As of June 30, 2015, the Company had approximately $953,834 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2032.

The Company provided a valuation allowance equal to the deferred income tax assets through June 30, 2015 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 7 – Change of Control

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

NOTE 8 – Related Party Transactions

The Company operates under an agreement with Bendor Investments, LTD, a related party, under which MCPI receives a fee for managing Bendor’s retail stores.

South Beach Live, Inc. a related party directly transferred 1,000,000 shares of its MCPI stock to consultants in return for services to the Company. South Beach does not expect repayment and this transaction was treated as donated capital.

As June 30, 2015 the Company had a line-of-credit (”LOC”) to a related party stockholder in the amount of $692,227, with interest at 10% annually. This LOC was entered into on July 28, 2014 and replaced the shareholder note that was assumed during the change of control transaction. During the three months ended June 30, 2015 Interest expense on the LOC was $14,337.

$51,757 of the Company’s accounts payable and accrued expenses are to related parties. $24,923 of this amount was assumed when current management took control.

In the change of control agreements dated March 27, 2014, $1,806 of related party debt was forgiven by a former shareholder.

NOTE 9 – Recent Accounting Pronouncements

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

NOTE 10 – Subsequent Events

On July 8, 2015, Med-Cannabis Pharma, Inc. (the “Company”), through its wholly owned subsidiary, High Desert MMJ, Inc. (“High Desert”), an Oregon corporation, has entered into a joint venture agreement with Royal Tree Organics, whereby the parties will seek to develop and grow medical marijuana plants through an entity to be known as Emerald Mountain Organics. As part of the proposed joint venture, Emerald Mountain Organics has entered into a commercial lease for premises in Cottage Grove, Oregon from which to operate the venture.

On August 7, 2015, Med-Cannabis Pharma, Inc. (the “Company”) entered into a non-binding letter of intent to purchase World of Weed, Inc., a Colorado corporation, which operates medical marijuana grow facilities and operates medical and recreational marijuana sales facilities in Colorado. No definitive agreement has yet been executed by the parties and the closing of the transaction is subject to due diligence review and other terms and conditions to be negotiated by and between the parties.

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

The Company currently has corporate offices in Bend, Oregon.

Results of Operations

Three months Ended June 30, 2015 and 2014

Revenues. We generated revenues of $10,000 during the three months ended June 30, 2015compared to $0 for the same period a year ago.

Gross Profit. Our gross profit was $10,000 and $0 during the three months ended June 30, 2015 and for the same period a year ago, respectively.

Operating Expenses. Our total operating expenses for the three months ended June 30, 2015 were $116,134, which is a $63,919 or 122%,increase compared to operating expenses of $52,215 for the same period a year ago. The increase in expenses was primarily attributable to increased general and administrative cost from arising from more personnel, paying previously unpaid personnel, and increased accounting costs.

Income (Loss) From Operations. We had a loss from operations of $106,134 for the three months ended June 30, 2015 compared to an operating loss of $52,215 for the same period a year ago, which represented a $53,919 increase in operating loss.

Other income (expenses). During the three months ended June 30, 2015 we recorded $14,337 interest, compared to $2,655 the same period a year ago. The interest expense is comprised of interest payable related to line-of-credit interest and notes outstanding payable to a related party. In increase is due to higher balances outstanding.

Net Income (Loss). We had a net loss of $120,471 for the three months ended June 30, 2015 compared to a net loss of $54,870 for the same period a year ago, which represented an increase of $65,601, in net loss.

Total Stockholders’ Deficit. Our stockholders’ deficit was $601,117 as of June 30, 2015.

Six months Ended June 30, 2015 and 2014

Revenues. We generated revenues of $10,000 during the six months ended June 30, 2015compared to $0 for the same period a year ago.

Gross Profit. Our gross profit was $10,000 and $0 during the Six months ended June 30, 2015 and for the same period a year ago, respectively.

Operating Expenses. Our total operating expenses for the six months ended June 30, 2015 were $566,591, which is a $502,151 or 779.3%,increase compared to operating expenses of $64,440 for the same period a year ago. The increase in expenses was primarily attributable to increased general and administrative cost from arising from more personnel, paying previously unpaid personnel, and increased accounting costs.

Income (Loss) From Operations. We had a loss from operations of $556,591 for the six months ended June 30, 2015 compared to an operating loss of $64,440 for the same period a year ago, which represented a $492,151 increase in operating loss.

Other income (expenses). During the six months ended June 30, 2015 we recorded $23,152 interest, compared to $4,109 the same period a year ago. The interest expense is comprised of interest payable related to line-of-credit interest and notes outstanding payable to a related party. In increase is due to higher balances outstanding.

Net Income (Loss). We had a net loss of $569,743 for the six months ended June 30, 2015 compared to a net loss of $68,549 for the same period a year ago, which represented an increase of $501,194, in net loss.

Liquidity and Capital Resources

As June 30, 2015, we had $155,651 of assets. Our total liabilities were $756,828, which consisted of accounts payable of $47,328, accrued expenses of $17,273 and a line-of-credit aggregating $ to a related party. The LOC has a 10% annual interest rate. Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

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

Off –Balance Sheet Operations

As of June 30, 2015, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X. They reflect all adjustments which are, in the opinion of Med-Cannabis Pharma’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended June 30, 2015 and 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Med-Cannabis Pharma considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2015, we had $10,360 in cash and equivalents.

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

Level	Description

Level 1	Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
Level 2	Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.
Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

[This space intentionally left blank.]

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at June 30, 2015 Using:

Description	6/30/15	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$27,506	$27,506	$-	$-
	$27,506	$27,506	$-	$-

Liabilities
Accounts payable	$47,328	$47,328	$-	$-
Accrued Expenses	17,273	17,273
Note payable to stockholder	692,227	692,227	-	-
	$756,828	$756,828	$-	$-

	Fair Value Measurement at December 31, 2014 Using:

Description	12/31/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$14,463	$14,463	$-	$-
	$14,463	$14,476	$-	$-

Liabilities
Accounts payable	$6,285	$6,285	$-	$-
Accrued Expenses	26,333	26,333
Deferred	5,000	5,000	-	-
Note payable to stockholder	323,579	323,579	-	-
	$361,197	$361,197	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the three months ended June 30, 2015 we had no dilutive financial instruments issued or outstanding.

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

Based on management’s assessment, we have concluded that, as June 30, 2015, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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
  We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert to Med-Cannabis Pharma. The Board of Directors is comprised of three (3) members, two of whom also serves as Med-Cannabis Pharma’s sole executive officer and a vice president/store manager.. As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by Med-Cannabis Pharma; and
  Documentation of all proper accounting procedures is not yet complete.

These weaknesses have existed since our inception and, as of June 30, 2015, have not been remedied.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 14th day of August, 2015.

MED-CANNABIS PHARMA, INC.

By: /s/ Gracie Moreno
Gracie Moreno
President, Chief Executive Officer,
Principal Executive Officer, and Director

By: /s/ Garrett Vogel
Chief Financial Officer, Principal Accounting Officer,
Treasurer and Secretary

