Form 10-Q
period 2015-09-30
MCPI, INC.
filed 2015-11-13
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-173873

               MCPI, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	45-0704149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

454 SW Coast Highway Newport, OR 97365

(Address of principal executive offices)

  Tel: (214) 666-8364

 (Registrant’s telephone number, including area code)

Former address: 817 NW Hill Street Bend, OR 97701

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

Yes No ☒

The number of shares outstanding of the Registrant's common stock, $0.0001 par value, as of November 16, 2015, was 50,220,000.

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

As used in this Quarterly Report, the terms "we", "us", "our", "Med-Cannabis Pharma", “Registrant”, and “Issuer” refers to MCPI, Inc. unless the context clearly requires otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

 MCPI, Inc.

CONSOLIDATED BALANCE SHEETS

As of September 30, 2015 and

December 31, 2014

ASSETS

	9/30/2015	12/31/2014
	(unaudited)	(audited)
Current assets:
Cash and equivalents	$31,082	$14,763
Accounts receivable	10,000	—
Other receivables	83,300	—
Total current assets	124,882	14,763

Fixed assets (net)	53,663	—
Other assets	—	—

Total assets:	$178,544	$14,763

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$44,490	$6,285
Accounts payable – related party	—	—
Accrued expenses	45,888	26,333
Accrued expenses – related party	41,628	—
Deferred revenue	—	5,000
Notes payable to stockholders	873,597	323,579
	1,005,604	361,197

Total liabilities	$1,005,604	$361,197

Stockholders’ (deficit):
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 50,220,000 and 50,170,000 shares issued and outstanding, respectively	5,022	5,017
Additional paid-in capital	59,381,818	59,066,823
Accumulated Deficit	(60,213,900)	(59,418,274)

Total stockholders’ (deficit)	$(827,060)	$(346,424)

Total liabilities and stockholders’ (deficit)	$178,544	$14,763

The accompanying notes to the financial statements are an integral part of these statements.

MCPI, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three and Nine Months Ended September 30, 2015 and 2014

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenues, net	59,555	$—	$69,555	$—

Cost of revenues	77,419	—	86,650	—

Gross profit	(17,864)	—	(17,095)	—

Expenses:
Depreciation and amortization	(29)	—	7,682
General and administrative	146,893	34,022	337,721	77,662
Consulting fees	16,927	8,050	345,420	10,169
Legal Fees	3,646	6,363	12,259	18,941
Accounting fees	11,754	—	22,539	4,000
Transfer agent fees	1,320	6,451	2,251	2,103
Total Expenses	180,510	48,435	727,870	112,875

(Loss) from operations	(198,374)	(48,435)	(744,965)	(112,875)

Other income (expense)
Interest expense	(27,509)	(3,753)	(50,661)	(7,862)
Total other income (expense)	(27,509)	(3,753)	(50,661)	(7,862)

Provision for income taxes	—	—	—	—

Net (loss)	(225,883)	$(52,188)	$(795,626)	$(120,737)

(Loss) per common share, basic and diluted	**	**	(0.02)	**

Weighted average number of common shares outstanding, basic and diluted	50,220,000	210,000,000	50,213,094	208,804,348

** Less than $0.01

The accompanying notes to the financial statements are an integral part of these statements.

MCPI, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For The Nine Month Period Ended September 30, 2015 and

The Year Ended December 31, 2014

(Unaudited)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance, December 31, 2013	210,000,000	$21,000	$59,014,061	$(59,105,772)	$(70,711)

Cancellation of shares of common stock	(159,930,000)	(15,993)	15,993	—	—

Forgiveness of debt	—	—	1,806	—	1,806

Issuance of shares of common stock to consultant	100,000	10	29,990	—	30,000

Imputed interest on related party loan	—	—	4,973	—	4,973

Net (loss) for the period	—	—	—	(312,502)	(312,502)

Balance, December 31, 2014	50,170,000	$5,017	$59,066,823	$(59,418,274)	$(346,434)

Issuance of shares of common stock for services	50,000	5	14,995	—	15,000

Donated Capital	—	—	300,000	—	300,000

Net (loss) for the period	—	—	—	(795,626)	(795,626)

Balance, September 30, 2015 (unaudited)	50,220,000	5,022	59,381,818	(60,213,900)	(827,060)

The accompanying notes to the financial statements are an integral part of these statements.

MCPI, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Nine months Ended September 30, 2015 and 2014

(unaudited)

	For the nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss)	$(795,626)	$(120,737)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities
Depreciation expense	7,682	—
Shares issued for services	15,000	—
Donated capital	300,000	—
Imputed interest on related party loan	—	4,973
Changes in operating assets and liabilities:
Change in accounts receivable	(93,800)	—
Change in other assets	—	(3,000)
Change in accounts payable	38,207	(17,752)
Change in accrued expenses	61,183	—
Change in deferred revenue	(5,000)	—

Net cash provided (used) by operating activities	(472,354)	(136,516)

Cash flows from investing activities:
Purchased of fixed assets	(61,345)	—
Net cash (used in) investing activities	(61,345)	—

Cash flows from financing activities:
Increase in notes payable to a stockholder	550,018	140,180

Net cash (used in) financing activities	550,018	140,180

Net increase (decrease) in cash	16,319	3,664

Cash – beginning of period	14,763	37

Cash – end of period	$31,082	$3,701

Non-cash investing and financing activities:
Cash Paid During Year for Interest Expense	0	0
Shares Issued for Services	15,000	26,000
Cancellation of Common Shares	0	(30,000)

The accompanying notes to the financial statements are an integral part of these statements.

MCPI, Inc.

September 30, 2015

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014, Consolidated Statements of Operations for the three and nine months ended September 30, 2015, Consolidated Statement of Stockholder’s (Deficit) and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”). In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at September 30, 2015 and its results of operations and its cash flows for the period ended September 30, 2015. The results for the period ended September 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015.

Organization

MCPI, Inc. (“Company” or “Med-Cannabis Pharma”) was incorporated under the laws of the State of Nevada on February 23, 2011. Med-Cannabis Pharma has three subsidiaries, two which are wholly owned: Medical Management Systems, Inc. which has operations as of September 30, 2015 and has begun to record revenue and Med-Pharma Management, Inc. which has no operations as of September 30, 2015 and has not recognized an revenue. The Company’s other subsidiary is a joint venture, High Desert MMJ, Inc. where the Company owns 99%. High Desert MMJ did not have any sales as of September 30, 2015 but did incur set-up costs for the Company’s ‘grow’ operation.,

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period ended September 30, 2015.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2015, the Company had $ 31,082 in cash and equivalents and $14,763 at December 31, 2014.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value. Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations. Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses is determined on a specific identification basis. As of September 30, 2015 the Company had no investments.

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

Level	Description

Level 1	Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
Level 2	Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.
Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at September 30, 2015 Using:

Description	9/30/15	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$31,082	$31,082	$-	$-
	$31,082	$31,082	$-	$-

Liabilities
Accounts payable	$44,490	$44,490	$-	$-
Accrued expenses	87,516	87,516	-	-
Note payable to stockholder	$873,597	$873,597	-	-

	Fair Value Measurement at December 31, 2014 Using:

Description	12/31/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$14,763	$14,763	$-	$-
	$14,763	$14,763	$-	$-

Liabilities
Accounts payable	$6,285	$6,285	$-	$-
Accrued Expenses	26,333	26,333
Deferred Revenue	5,000	5,000	-	-
Note payable to stockholder	$323,579	$323,579	$-	$-

Revenue Recognition

For the quarter and nine months ended September 30, 2015, the Company realized $59,555 and 69,555, respectively, in revenue and $0 in 2014.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the periods ended September 30, 2015 and December 31, 2014 and since inception the Company had no dilutive financial instruments issued or outstanding.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Further, as of September 30, 2015, the Company had a working capital deficiency of ($880,722). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Fixed Assets

	09/30/15	12/31/14
Grow lights	$52,845	$—
Construction-in-process	8,500	—
Gross Fixed Assets	61,345	—
Accumulated depreciation	(7,682)	—
Net Fixed Assets	$53,662	$—

The Company purchased $61,345 of fixed assets during the nine months ended September 30, 2015. Depreciation expense for the three months ended September 30, 2015 was a credit of $29 due to a correction and was $7,682 for the nine months ended September 30, 2015.

NOTE 4 – Common Stock

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

On January 15, 2015the Company issued an aggregate of 50,000 shares during the period ending September 30, 2015 for consulting services rendered in conjunction with the evaluation of a new location. The stock was valued at $0.30/share, the closing price on January 15, 2015, the date of the agreement.

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

As of September 30, 2015, the Company had 50,220,000 shares of its common stock issued and outstanding.

NOTE 5 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.0001 per share.

As of September 30, 2015, the Company had no shares of its preferred stock issued and outstanding.

NOTE 6 – Income Taxes

The provision (benefit) for income taxes for the period from February 23, 2011 (inception) September 30, 2015 was as follows, assuming a 35 percent effective tax rate:

	September 30, 2015	For the year ended 12/31/14
Current tax provision:
Federal
Taxable income	$—	$—
Total current tax provision	$—	$—
Deferred tax provision:
Federal
Loss carryforwards	$425,114	$134,432
Change in valuation allowance	(425,114)	(134,432)
Total deferred tax provision	$—	$—

As of September 30, 2015, the Company had approximately $1,265,733 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2032.

The Company provided a valuation allowance equal to the deferred income tax assets through September 30, 2015 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 7 – Change of Control

On March 27, 2014 the shareholders of MCPI, Inc. sold their shares, 210,000,000, to Big Sky Oil, Inc. and another investor, resulting in a change of control.

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

As September 30, 2015 the Company had a line-of-credit (”LOC”) to a related party stockholder in the amount of $873,597, with interest at 10% annually. This LOC was entered into on July 28, 2014 and replaced the shareholder note that was assumed during the change of control transaction. During the nine months ended September 30, 2015 Interest expense on the LOC was $50,661.

$41,628 of the Company’s accounts payable and accrued expenses are to related parties. $24,923 of this amount was assumed when current management took control.

In the change of control agreements dated March 27, 2014, $1,806 of related party debt was forgiven by a former shareholder.

NOTE 9 – Recent Accounting Pronouncements Auditors please update

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

NOTE 10 – Subsequent Events

October 1, 2015-Recreation marijauna sales became legal in Orgeon. As allowed by law the Company commenced recreational sales through its medical despensaries.

October 2, 2015 – Entry into a Material Definitive Agreement: MCPI, Inc. (the “Company”) entered into a Purchase Agreement (the “Agreement”) with World of Weed, Inc. (“WOW”), a Colorado corporation. Pursuant to the Agreement, and upon the terms and subject to the conditions thereof, at the closing, the Company will issue 10.02 shares of its common stock in exchange for each share of WOW stock currently issued and outstanding. If all the WOW shares are exchanged, the Company would issue a total of 50,100,000 shares of its common stock to WOW shareholders. If all these shares are issued, the WOW shareholders will own approximately 50.00149% of the Company. WOW owns and operates a retail marijuana store and a grow operation in Colorado Springs, Colorado.

As part of the proposed acquisition of WOW, the Company has appointed Anthony C. Russo as a director to replace Mr. Burch. The Company has increased the size of its Board from three to five and added two additional directors: Tony Pugliese and Leonard Armenta.

October 22, 2015 – Termination of a Material Definitive Agreement: Previously, on September 30, 2015, MCPI, Inc. (the “Company”) announced that it had entered into a Purchase Agreement (the “Agreement”) with World of Weed, Inc. (“WOW”), a Colorado corporation. Subsequently to entering into this Agreement but prior to the closing of the Agreement, WOW’s counsel informed the parties to the Agreement that the proposed transaction would not be in compliance with Colorado law and that the proposed transaction could not be consummated.

As part of the anticipated transaction, the Company had appointed three new directors: Anthony Russo, Tony Pugliese and Leonard Armenta. The majority shareholder of the Company, acting by majority written consent pursuant to the Company’s Bylaws, voted to remove these three new directors.

October 30, 2015 Graciela Moreno resigned as Director, President, and Chief executive off ice or the Company. On that day the Board appointed Garrett Vogel, the Company’s CFO to assume the role of interim CEO

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company currently has corporate offices in Newport Oregon.

Results of Operations

Three months Ended September 30, 2015 and 2014

Revenues. We generated revenues of $59,555 during the three months ended September 30, 2015compared to $0 for the same period a year ago

Gross Profit. Our gross loss was $17,864 and $0 during the three months ended September 30, 2015 and for the same period a year ago, respectively.

Operating Expenses. Our total operating expenses for the three months ended September 30, 2015 were $180,510, which is a $132,075 or 273%,increase compared to operating expenses of $48,435 for the same period a year ago. The increase in expenses was primarily attributable to increased general and administrative cost from arising from more personnel, paying previously unpaid personnel, and increased accounting costs.

Income (Loss) From Operations. We had a loss from operations of $198,374 for the three months ended September 30, 2015 compared to an operating loss of $48,435 for the same period a year ago, which represented a $149,939 increase in operating loss.

Other income (expenses). During the three months ended September 30, 2015 we recorded $27,509 interest, compared to $3,753 the same period a year ago. The interest expense is comprised of interest payable related to line-of-credit interest and notes outstanding payable to a related party. In increase is due to higher balances outstanding.

Net Income (Loss). We had a net loss of $225,883 for the three months ended September 30, 2015 compared to a net loss of $52,188 for the same period a year ago, which represented an increase of $173,695, in net loss.

Total Stockholders’ Deficit. Our stockholders’ deficit was $827,060 as of September 30, 2015.

Nine months Ended September 30, 2015 and 2014

Revenues. We generated revenues of $69,555 during the nine months ended September 30, 2015compared to $0 for the same period a year ago. . Increases are particaly due to an additional store coming on-line

Gross Profit. Our gross loss was $17,095 and $0 during the Nine months ended September 30, 2015 and for the same period a year ago, respectively.

Operating Expenses. Our total operating expenses for the nine months ended September 30, 2015 were $727,870, which is a $614,995 or 548%,increase compared to operating expenses of $112,875 for the same period a year ago. The increase in expenses was primarily attributable to increased general and administrative cost from arising from more personnel, paying previously unpaid personnel, and increased accounting costs.

Income (Loss) From Operations. We had a loss from operations of $744,965 for the nine months ended September 30, 2015 compared to an operating loss of $112,875 for the same period a year ago, which represented a $632,090 increase in operating loss.

Other income (expenses). During the nine months ended September 30, 2015 we recorded $50,661 interest, compared to $7,862 the same period a year ago. The interest expense is comprised of interest payable related to line-of-credit interest and notes outstanding payable to a related party. In increase is due to higher balances outstanding.

Net Income (Loss). We had a net loss of $795,965 for the nine months ended September 30, 2015 compared to a net loss of $112,875 for the same period a year ago, which represented an increase of $674,889, in net loss.

Liquidity and Capital Resources

As September 30, 2015, we had $178,544 of assets. Our total liabilities were $1,005,604, which consisted of accounts payable of $44,490, accrued expenses of $87,516 and a line-of-credit aggregating $873,597 to a related party. The LOC has a 10% annual interest rate. Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

Based on the initial increase in volume due to the legalization of recreational marijuana sales we expect to achieve profitability and positive cash flow in early 2016. We believe that we need at least $4,000,000 in additional funds to achieve our short-term physical expansion and marketing/brand development plans while meeting our responsible l working capital requirements over the next 12 months.

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

Off –Balance Sheet Operations

As of September 30, 2015, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X. They reflect all adjustments which are, in the opinion of Med-Cannabis Pharma’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended September 30, 2015 and 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Med-Cannabis Pharma considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2015, we had $10,360 in cash and equivalents.

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

Level	Description

Level 1	Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
Level 2	Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.
Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

[This space intentionally left blank.]

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at September 30, 2015 Using:

Description	9/30/15	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$31,082	$31,082	$-	$-
	$31,082	$31,082	$-	$-

Liabilities
Accounts payable	$44,490	$44,090	$-	$-
Accrued Expenses	87,516	87,516
Note payable to stockholder	873,597	873,597	-	-
	$1,005,604	$1,005,604	$-	$-

	Fair Value Measurement at December 31, 2014 Using:

Description	12/31/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$14,463	$14,463	$-	$-
	$14,463	$14,476	$-	$-

Liabilities
Accounts payable	$6,285	$6,285	$-	$-
Accrued Expenses	26,333	26,333
Deferred	5,000	5,000	-	-
Note payable to stockholder	323,579	323,579	-	-
	$361,197	$361,197	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the three months ended September 30, 2015 we had no dilutive financial instruments issued or outstanding.

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

Recently Issued Accounting Pronouncements Auditors Please Review

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

Based on management’s assessment, we have concluded that, as September 30, 2015, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since our inception and, as of September 30, 2015, have not been remedied.

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

PART II

Item 1. Legal Proceedings

No officer, director, or persons nominated for these positions, and no promoter or significant employee (current or former) of our corporation has been involved in legal proceedings that would be material to an evaluation of our management. We are not aware of any pending or threatened legal proceedings involving MCPI, Inc.

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

Following are the 8-K’s filed by the Company during the quarter ended September 30, 2015 and subsequent to:

October 2, 2015 – Entry into a Material Definitive Agreement: MCPI, Inc. (the “Company”) entered into a Purchase Agreement (the “Agreement”) with World of Weed, Inc. (“WOW”), a Colorado corporation. Pursuant to the Agreement, and upon the terms and subject to the conditions thereof, at the closing, the Company will issue 10.02 shares of its common stock in exchange for each share of WOW stock currently issued and outstanding. If all the WOW shares are exchanged, the Company would issue a total of 50,100,000 shares of its common stock to WOW shareholders. If all these shares are issued, the WOW shareholders will own approximately 50.00149% of the Company. WOW owns and operates a retail marijuana store and a grow operation in Colorado Springs, Colorado.

As part of the proposed acquisition of WOW, the Company has appointed Anthony C. Russo as a director to replace Mr. Burch. The Company has increased the size of its Board from three to five and added two additional directors: Tony Pugliese and Leonard Armenta.

October 22, 2015 – Termination of a Material Definitive Agreement: Previously, on September 30, 2015, MCPI, Inc. (the “Company”) announced that it had entered into a Purchase Agreement (the “Agreement”) with World of Weed, Inc. (“WOW”), a Colorado corporation. Subsequently to entering into this Agreement but prior to the closing of the Agreement, WOW’s counsel informed the parties to the Agreement that the proposed transaction would not be in compliance with Colorado law and that the proposed transaction could not be consummated.

As part of the anticipated transaction, the Company had appointed three new directors: Anthony Russo, Tony Pugliese and Leonard Armenta. The majority shareholder of the Company, acting by majority written consent pursuant to the Company’s Bylaws, voted to remove these three new directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 16th day of November, 2015.

MCPI, Inc.

By: /s/ Garrett Vogel
Garrett Vogel
President, Chief Executive Officer,
Chief Financial Officer, Secretary,, and Treasurer

