Form 10-Q/A
period 2015-09-30
MCPI, INC.
filed 2016-08-02
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q/A
(Amendment No. 1)

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-54770

MCPI, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-0704149
(State of incorporation)	(IRS Employer ID Number)

454 SW Coast Highway, Newport, OR 97365
(Address of principal executive offices)

(214) 666-8364
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES  ☐  NO  ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 1, 2016: 50,220,000 shares of common stock, par value $0.001

MCPI, Inc.

Form 10-Q/A for the Quarter ended September 30, 2015

Part I - Financial Information

Item 1 - Financial Statements

MCPI, Inc.
Balance Sheets
September 30, 2015 and December 31, 2014

	(RESTATED)
	(Unaudited)	(Audited)
	September 30,	December 31,
	2015	2014
ASSETS

Current Assets
Cash and cash equivalents	$8,376	$14,763

Total Current Assets	8,376	14,763

Property, Plant and Equipment - at cost	58,354	—
Less: Accumulated depreciation	(6,974)	—

Net Property and Equipment	51,380	—

Total Assets	$59,756	$14,763

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable
Third parties	$4,884	$6,285
Accrued expenses
Third parties	37,221	26,333
Related parties	35,947	—
Accrued interest payable
Related parties	31,628	—
Deferred revenue	—	5,000
Note payable to stockholder	538,504	323,579

Total Liabilities	648,184	361,197

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
25,000,000 shares authorized.
None issued and outstanding.	—	—
Common stock - $0.001 par value.
500,000,000 shares authorized.
50,220,000 and 50,170,000 shares
issued and outstanding	50,220	50,170
Additional paid-in capital	59,336,620	59,021,670
Accumulated deficit	(59,975,268)	(59,418,274)

Total Stockholders' Equity (Deficit)	(588,428)	(346,434)

Total Liabilities and Stockholders’ Equity (Deficit)	$59,756	$14,763

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these  financial statements.

MCPI, Inc.
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2015 and 2014

(Unaudited)

	(RESTATED)		(RESTATED)
	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenues	$20,652	$—	$10,652	$—
Cost of Sales	(25,467)	—	(16,236)	—

Gross Profit	(4,815)	—	(5,584)	—

Operating expenses
Professional fees	396,114	35,213	47,292	20,864
General and administrative costs	125,939	77,662	(64,888)	34,022
Depreciation and amortization	6,974	—	(737)	—

Total operating expenses	529,027	112,875	(18,333)	48,435

Loss from operations	(533,842)	(112,875)	(12,749)	(48,435)

Other income (expense)
Interest expense on notes payable to stockholders	(23,152)	(7,862)	—	(3,753)

Loss before provision for income taxes	(556,994)	(120,737)	(12,749)	(52,188)

Provision for income taxes	—	—	—	—

Net loss	(556,994)	(120,737)	(12,749)	(52,188)

Other comprehensive income	—	—	—	—

Comprehensive loss	$(556,994)	$(120,737)	$(12,749)	$(52,188)

Loss per weighted-average share of common stock outstanding,
computed on net loss - basic and fully diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of shares of common stock outstanding -
basic and fully diluted	50,213,094	208,804,348	50,220,000	210,000,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these  financial statements.

MCPI, Inc.
Statement of Changes in Stockholders’ Equity (Deficit)
Nine months ended September 30, 2015 and Year ended December 31, 2014

(Unaudited)

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balances at January 1, 2014	210,000,000	$21,000	$59,014,061	$(59,105,772)	$(70,711)

Effect of change in par value on March 23, 2016	—	189,000	(189,000)	—	—

Cancellation of common stock	(159,930,000)	(159,930)	159,930	—	—

Forgiveness of debt	—	—	1,806	—	1,806

Issuance of common stock for consulting fees	100,000	100	29,900	—	30,000

Imputed interest on related party loan	—	—	4,973	—	4,973

Net loss for the year	—	—	—	(312,502)	(312,502)

Balances at December 31, 2014	50,170,000	50,170	59,021,670	(59,418,274)	(346,434)

Issuance of common stock for consulting fees	50,000	50	14,950	—	15,000

Contributed capital	—	—	300,000	—	300,000

Net loss for the period (RESTATED)	—	—	—	(556,994)	(556,994)

Balances at September 30, 2015	50,220,000	$50,220	$59,336,620	$(59,975,268)	$(558,428)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these  financial statements.

MCPI, Inc.
Statements of Cash Flows
Nine months ended September 30, 2015 and 2014

(Unaudited)

	(RESTATED)
	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2015	2014
Cash Flows from Operating Activities
Net income (loss) for the period	$(556,994)	$(120,737)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,974	—
Common stock issued for professional fees	15,000	—
Imputed interest on related party loan	—	4,973
(Increase) Decrease in
Other assets	—	(3,000)
Increase (Decrease) in
Accounts payable - third party	(1,400)	(17,752)
Accounts payable - related parties	35,947	—
Accrued expenses - third party	10,888	—
Accrued expenses - related parties	31,628	—
Deferred revenues	(5,000)	—

Net cash used in operating activities	(462,957)	(136,516)

Cash Flows from Investing Activities
Expenses paid on behalf of related party	—	—
Acquisition of property and equipment	(58,354)	—

Net cash used in investing activities	(393,449)	—

Cash Flows from Financing Activities
Contributed capital	300,000	—
Cash received from notes payable to stockholders	214,925	140,180

Net cash provided by financing activities	514,925	140,180

Increase (Decrease) in Cash	(6,387)	3,664

Cash at beginning of period	14,763	37

Cash at end of period	$8,376	$3,701

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-Cash Investing and
Financing Activities	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these  financial statements.

MCPI, Inc.
Notes to Financial Statements
September 30, 2015 and December 31, 2014
(Unaudited)

Note A - Background and Description of Business

MCPI, Inc. (“Company” or “Med-Cannabis Pharma”) was incorporated under the laws of the State of Nevada on February 23, 2011.  The Company was originally incorporated as Southwest China Imports, Inc. on February 23, 2011 in the State of Nevada.  The Company’s initial business plan was to import high-end handmade lace wigs, hairpieces, and other beauty supplies and accessories manufactured overseas into the United States.  In June 2014, the Company changed its name to Med-Cannabis Pharma, Inc. and implemented a new business plan to enter into the retail sale of medical and personal use  marijuana, where allowable.  In October 2015, the Company changed its name to MCPI, Inc.

Effective March 31, 2016, the Company ceased activities in all of its subsidiaries and disposed of Med-Pharma Management, Inc. and High Desert MMJ, Inc.  Prior thereto, the Company’s  subsidiaries were Medical Management Systems, Inc., an Oregon corporation engaged in providing back-office and support services to marijuana dispensaries in the State of Oregon; Med-Pharma Management, Inc., a Washington State corporation which was formed to own, manage or provide back-office and support services to marijuana dispensaries in Washington State; and High Desert MMJ, Inc. an Oregon corporation, which is a 99.0% partner in Emerald Mountain Organics, an Oregon joint venture, formed to facilitate the development and growing of medical marijuana plants for wholesale distribution to licenced dispensaries in the State of Oregon.

As of September 30, 2015, Medical Management Systems, Inc. held a Management Contract for three marijuana dispensaries located in Newport, Bend and Cottage Grove, Oregon; which are owned by a company controlled by a related party.  This Management Contract was terminated by the consent of both parties, effective March 31, 2016.   Med-Pharma only conducted introductory due diligence efforts in the State of Washington and, currently, had abandoned all activities in the State of Washington.  Emerald Mountain Organics had, as of September 30,2015, established an early-phase growing operation and has generated nominal sales.

During the first 10 days of October 2015, the Company’s subsidiary, High Desert MMJ, Inc., learned that the 1.0% minority partner in the Emerald Mountain Organics joint venture had absconded with all of the assets of the joint venture.  Efforts to locate and recover either the individuals representing said 1.0% minority partner or the said absconded assets were unsuccessful.  Accordingly, effective October 10, 2015, High Desert MMJ, Inc. abandoned the Emerald Mountain Organics joint venture and wrote off said investment.  The cumulative start-up losses in the Company’s consolidated financial statements for the Emerald Mountain Organics joint venture, through the date of abandonment were approximately $53,000 and the Company recognized a loss on the stolen assets of approximately $51,000 during the quarter ended December 31, 2015.

On June 1, 2016, the Company entered into a Settlement, General and Mutual Release of Claims and Assignment of Interest Transfer Agreement (Settlement Agreement) with its majority shareholder and a related party.  The Settlement Agreement relates to the Company’s management of three medical marijuana dispensaries (Stores) located in Oregon, which are owned by Bendor Investments, Ltd. (Bendor), whose sole shareholder is Charles Stidham.  The Company owes Mr. Stidham approximately $1,100,000, including accrued interest, as of the date of the Settlement Agreement.

The Company asserted a claim for management fees of approximately $80,000 and reimbursement of monies advanced to support the operations of the Stores totaling approximately $343,000 for the services of the Company’s wholly-owned subsidiary, Medical Management Systems, Inc. (MMS), in managing the Stores.  Bendor disputed this claim.  To resolve the dispute, the parties agreed to forgive the accrued management fees and to offset the approximately $343,000 due from Bendor against the approximately $1,100,000 owed to Mr. Stidham with the Company releasing any and all interests it may have had in the Stores and MMS.  Additionally, the Company agreed to assign a trademark to Mr. Stidham as well as executing a new Note in the principal sum of $752,694.19.  The effect of the June 1, 2016 Settlement Agreement , due to the timing of this release of these amended financial statements and this transaction, is reflected in the accompanying consolidated financial statements.

Note B - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has elected a year-end of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

MCPI, Inc.
Notes to Financial Statements
September 30, 2015 and December 31, 2014
(Unaudited)

Note B - Preparation of Financial Statements - Continued

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K for the year ended December 31, 2014.  The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S.  Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2015.

The accompanying consolidated financial statements contain the accounts of MCPI, Inc. ; its wholly-owned subsidiaries, Medical Management Systems, Inc., Med-Pharma Management, Inc., High Desert MMJ, Inc.; and it’s majority-owned joint venture, Emerald Mountain Organics.  All significant intercompany transactions have been eliminated.  The consolidated entities are collectively referred to as “Company”.

Note C - Correction of an Error and Restatement of Financial Statements

During the third and fourth quarter of 2015, former management, independently, undertook procedures, protocols and decisions to circumvent the reporting nature and requirements of the Management Agreement that Medical Management Systems, Inc, a wholly-owned subsidiary of the Company, had with medical marijuana dispensaries owned by an entity controlled by personnel in common with the Company’s controlling shareholder.  It is believed that these individuals also conspired with the minority joint venture partners in Emerald Mountain Organics to facilitate the theft of all operating assets and operations of the joint venture.  Current management, with the assistance of outside consultants and input from the Company’s controlling shareholder and owner of the medical marijuana dispensaries covered by the Medical Management Systems Management Contract, identified the errors and mistatements applied by former management and has made the appropriate corrections in the accompanying financial statements.  Additionally, the Company has initiated litigation against the Company’s former President and Chief Executive Officer and others to recover either the absconded assets or their value, the value of the products in the then-current growing cycle and other damages incurred by the Company as a result of the alleged misappropriations.  It is the opinion of current management and the Company’s controlling shareholder that all appropriate corrective actions have been taken and applied.  The accompanying financial statements reflect the proper accounting for the Management Agreement.

On June 1, 2016, the Company entered into a Settlement, General and Mutual Release of Claims and Assignment of Interest Transfer Agreement (Settlement Agreement) with its majority shareholder and a related party.  The Settlement Agreement relates to the Company’s management of three medical marijuana dispensaries (Stores) located in Oregon, which are owned by Bendor Investments, Ltd. (Bendor), whose sole shareholder is Charles Stidham.  The Company owes Mr. Stidham approximately $1,100,000, including accrued interest, as of the date of the Settlement Agreement.

The Company asserted a claim for management fees of approximately $80,000 and reimbursement of monies advanced to support the operations of the Stores totaling approximately $343,000 for the services of the Company’s wholly-owned subsidiary, Medical Management Systems, Inc. (MMS), in managing the Stores.  Bendor disputed this claim.  To resolve the dispute, the parties agreed to forgive the accrued management fees and to offset the approximately $343,000 due from Bendor against the approximately $1,100,000 owed to Mr. Stidham with the Company releasing any and all interests it may have had in the Stores and MMS.  Additionally, the Company agreed to assign a trademark to Mr. Stidham as well as executing a new Note in the principal sum of $752,694.19.  The effect of the June 1, 2016 Settlement Agreement , due to the timing of this release of these amended financial statements and this transaction, is reflected in the accompanying consolidated financial statements.

MCPI, Inc.
Notes to Financial Statements
September 30, 2015 and December 31, 2014
(Unaudited)

Note C - Correction of an Error and Restatement of Financial Statements - Continued

The effect of the aforementioned error in the first paragraph above caused an overstatement of total assets of approximately $25,000, an overstatement of total liabilities of approximately $22,000, an overstatement of reported revenues of approximately $49,000, an overstatement of cost of sales of approximately 61,000 and operating expenses of approximately $198,000 for the nine months ended September 30, 2015.  Other differences were primarily caused by the June 1 Settlement Agreement.

The effect of any and all changes discussed above are reflected in the accompanying restated financial statements as of the respective effective date of the related transaction and the effect of the corrections are summarized below by fiscal period and cumulatively.

	as originally	effect of
	reported	adjustments	as restated
Balance Sheet
Cash and cash equivalents	$31,082	$(22,706)	$8,376
Accounts receivable	93,300	(93,300)	—
Property and equipment, net	53,663	(2,283)	51,380
Total assets	$178,544	$(118,788)	$59,756

Accounts payable	$44,490	$(39,606)	$4,884
Accrued expenses	87,516	17,280	104,796
Notes payable to stockholder	873,597	(335,093)	538,504
Total liabilities	1,005,604	(357,420)	648,184
Stockholders’ deficit	(827,060)	238,632	(588,428)
Total liabilities and stockholders’ deficit	$178,544	$(118,788)	$59,756

Statement of Operations - Nine months ended September 30, 2015
Revenues	$69,555	$(48,903)	$20,652
Cost of Sales	(86,650)	61,183	(25,467)
Gross profit	(17,095)	12,280	(4,815)
Professional fees	382,497	(13,617)	396,114
General and administrative expenses	337,721	(211,782)	125,939
Depreciation and amortization	7,682	(708)	6,974
Interest expense	50,661	(27,509)	23,152
Net Loss	$(795,626)	$(238,632)	$(556,994)
Earnings per share	$(0.02)	$0.01	$(0.01)

Statement of Operations - Three months ended September 30, 2015
Revenues	$59,555	$(48,903)	$10,652
Cost of Sales	(77,419)	61,183	(16,236)
Gross profit	(17,864)	12,280	(5,584)
Professional fees	33,646	13,646	47,292
General and administrative expenses	146,893	(211,781)	(64,888)
Depreciation and amortization	(29)	708	(737)
Interest expense	27,509	(27,509)	—
Net Loss	$(225,883)	$127,493	$(12,749)
Earnings per share	$(0.00)	$(0.00)	$(0.00)

Note D - Going Concern Uncertainty

The Company is in the initial phases of providing back-office and support services to marijuana dispensaries and participates in a marijuana development and growing operation, all located in the State of Oregon.  As the dispensaries and growing operations were in the initial start-up phases, neither operation was profitable as of September 30, 2015.  Further, the Company’s overall efforts have been limited to organizational activities.  There is no assurance that the Company will be able to successful in the implementation of this business plan.

The Company has no operating history, limited cash on hand, no operating assets and has a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

MCPI, Inc.
Notes to Financial Statements
September 30, 2015 and December 31, 2014
(Unaudited)

Note D - Going Concern Uncertainty - Continued

The Company’s current management anticipates that the initial capitalization will be sufficient to maintain the corporate status of the Company for the immediate future.  Because of the Company's lack of operating assets, the Company’s continuance may become fully dependent upon either future sales of securities and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

The Company's continued existence is dependent upon its ability to implement its business plan, generate sufficient cash flows from operations to support its daily operations, and provide sufficient resources to retire existing liabilities and obligations on a timely basis.  The Company faces considerable risk in it’s business plan and a potential shortfall of funding due to our uncertainty to raise adequate capital in the equity securities market.

The Company is dependent upon existing cash balances to support its day-to-day operations.  In the event that working capital sufficient to maintain the corporate entity and implement our business plan is not available, the Company’s existing controlling stockholders intend to maintain the corporate status of the Company and provide all necessary working capital support on the Company's behalf.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or existing controlling stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company’s existing controlling stockholders to have the resources available to support the Company.

The Company anticipates offering future sales of equity securities.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s Articles of Incorporation authorizes the issuance of up to 25,000,000 million shares of preferred stock and 500,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede the implementation of the Company’s business plan.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities.  Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

Note E - Summary of Significant Accounting Policies

1.	Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.	Organization costs

The Company has adopted the provisions of provisions required by the Start-Up Activities topic of the FASB Accounting Standards Codification whereby all costs incurred with the incorporation and reorganization, post-bankruptcy, of the Company were charged to operations as incurred.

3.	Revenue recognition

Revenue is recognized by the Company at the point at which a transaction is delivered or services are provided to a consumer at a fixed price, collection is reasonably assured, the Company has no remaining performance obligations and no right of return by the purchaser exists.

MCPI, Inc.
Notes to Financial Statements
September 30, 2015 and December 31, 2014
(Unaudited)

Note E - Summary of Significant Accounting Policies - continued

4.	Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  The Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2011.

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2015 and December 31, 2014, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification.  The Codification Topic requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.  As a result of the implementation of Codification’s Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

5.	Income (Loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

As of September 30, 2015 and 2014, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

6.	New and Pending Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-10, Development Stage Entities.  The amendments remove the distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, and early adoption is permitted.  The Company evaluated and adopted ASU 2014-10 commencing with the reporting period ended June 30, 2014.

The Company is of the opinion that any and all other pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

Note F - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

MCPI, Inc.
Notes to Financial Statements
September 30, 2015 and December 31, 2014
(Unaudited)

Note F - Fair Value of Financial Instruments - Continued

Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

Note G - Property and Equipment

Property and equipment consist of the following components:

	September 30,	December 31,	Estimated
	2015	2014	useful life

Furniture, fixtures and equipment	$30,845	$—	3-5 years
Leasehold improvements	27,509	—	10 years
	58,354	—
Accumulated depreciation	(6,974)	—

Net property and equipment	$51,380	$—

Total depreciation expense charged to operations for the nine months ended September 30, 2015 and 2014 was approximately $6,974 and $-0-, respectively.

Note H - Notes Payable to Stockholders

On July 28, 2014, the Company entered into a $500,000 Line of Credit note payable with South Beach Live, Ltd. (South Beach), a Company stockholder and an entity related to a significant Company stockholder, to provide funds necessary to support the corporate entity and provide working capital to pursue business combination or acquisition opportunities.  This note bore interest at 10.0% and matured in July 2015.  This note replaced a non-interest bearing shareholder note payable to a former controlling stockholder that was assumed during a 2014 change in control transaction.  During the twelve months ended December 31, 2014, the Company recognized an aggregate $4,973 as additional paid-in capital for the economic event related to the non-interest bearing feature on the assumed note payable through its retirement.

On September 30, 2015, the Company executed a replacement Promissory Note with the principal stockholder of South Beach Live, Ltd. in the amount of $927,000, bearing interest at 12.0% and payable in monthly installments of approximately $13,300, including accrued interest with a final maturity and balloon payment due on October 31, 2016.

As of September 30, 2015, the outstanding balance on this note is approximately $538,504, inclusive of the effect of the June 1, 2016 Settlement Agreement, as the lender continues to advance funds to support the Company’s working capital needs.  The Company is delinquent in making the required monthly installment payments.

(Remainder of this page left blank intentionally)

MCPI, Inc.
Notes to Financial Statements
September 30, 2015 and December 31, 2014
(Unaudited)

 Note I - Income Taxes

The components of income tax (benefit) expense for the each of the nine month periods ended September 30, 2015 and 2014, respectively, are as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2015	2014
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of September 30, 2015, the Company had aggregate net operating loss carryforward(s) to offset future taxable income of approximately $1,200,000.   The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the nine month periods ended September 30, 2015 and 2014, respectively, are as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2015	2014

Statutory rate applied to income before income taxes	$(189,400)	$(270,500)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward(s)	189,400	270,500

Income tax expense	$—	$—

Note J - Common Stock Transactions

On March 23, 2016, the Company filed an amendment to its Articles of Incorporation stating “After giving effect to a ten for one reverse split, Article III is amended to read as follows: The total number of shares of all classes of stock which the Corporation shall have the authority to issue is five hundred twenty five million (525,000,000) shares, of which five hundred million (500,000,000) shares, par value $0.001 per share, shall be designated as “Common Stock” and twenty five million (25,000,000) shares, par value $0.001 per share, shall be designated as “Preferred Stock.”  The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

On March 27, 2014, the then-controlling shareholders of the Company sold 210,000,000 issued and outstanding shares of the Company to Big Sky Oil, Inc. and another investor in a private transaction, effecting a change in control of the Company.

On July 28, 2014, Big Sky Oil, Inc., the majority shareholder of the Company, as a result of the March 2014 change in control transaction, surrendered for no compensation and returned to the Company’s treasury 159,930,000 shares of the Company’s common stock it had acquired in the March 2014 transaction.  Big Sky agreed to return these shares to the treasury for use in future possible issuances by the Company.

MCPI, Inc.
Notes to Financial Statements
September 30, 2015 and December 31, 2014
(Unaudited)

Note J - Common Stock Transactions - Continued

During the period ending December 31, 2014, the Company issued an aggregate of 100,000 shares for consulting services rendered in conjunction with due diligence related to providing back-office and other support services to marijuana dispensaries located in both Oregon and Washington State.  These shares were valued at $30,000 using the closing price on the date the shares were issued.

On January 15, 2015, the Company issued an aggregate of 50,000 shares for consulting services related to the provision of back-office and other management support services to marijuana dispensaries located in the State of Oregon.  This stock was valued at $0.30 per share, which approximated the closing price on date of the issuance.

During the period ended March 31, 2015, South Beach Live, Inc., a corporation controlled by a majority shareholder of the Company, transferred 1,000,000 shares of its holdings in the Company’s common stock to consultants for ongoing services associated with marketing strategies.  South Beach Live, Inc. is a related party and does not expect to be repaid for this transaction which was valued at approximately $300,000 and recorded as professional fees and contributed capital on the books of the Company.

Note K - Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of preferred stock, $0.001 par value.  As of September 30, 2015, there are no shares of preferred stock issued and outstanding.

Note L - Subsequent Events

The Company’s operating subsidiary, High Desert MMJ, Inc., learned in early-October 2015 that the 1.0% minority partner in the Emerald Mountain Organics joint venture had absconded with all of the assets of the joint venture.  Efforts to locate and recover said assets were unsuccessful.  Accordingly, effective October 10, 2015, High Desert MMJ, Inc. abandoned the Emerald Mountain Organics joint venture and wrote off said investment.  The cumulative start-up losses in the Company’s consolidated financial statements for the Emerald Mountain Organics joint venture, through September 30, 2015, were approximately $50,000.

On February 29, 2016, the Company filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission noting a pending 1 for 10 reverse split of the Company’s issued and outstanding common stock; as approved by the Company’s Board of Directors, and a concurrent amendment to the Company’s Articles of Incorporation setting the authorized capital of the Company from the authorized, as adjusted, 25,000,000 post-split shares of common stock to 500,000,000 shares of $0.001 par value common stock and the authorized, as adjusted, 250,000 post-split shares of preferred stock to 25,000,000 shares of $0001 par value preferred stock.  This action is anticipated to be completed during the 2nd quarter of Calendar 2016.

On June 1, 2016, the Company entered into a Settlement, General and Mutual Release of Claims and Assignment of Interest Transfer Agreement (Settlement Agreement) with its majority shareholder and a related party.  The Settlement Agreement relates to the Company’s management of three medical marijuana dispensaries (Stores) located in Oregon, which are owned by Bendor Investments, Ltd. (Bendor), whose sole shareholder is Charles Stidham.  The Company owes Mr. Stidham approximately $1,100,000, including accrued interest, as of the date of the Settlement Agreement.

The Company asserted a claim for management fees of approximately $80,000 and reimbursement of monies advanced to support the operations of the Stores totaling approximately $343,000 for the services of the Company’s wholly-owned subsidiary, Medical Management Systems, Inc. (MMS), in managing the Stores.  Bendor disputed this claim.  To resolve the dispute, the parties agreed to forgive the accrued management fees and offset the approximately $343,000 due from Bendor against the approximately $1,100,000 owed to Mr. Stidham with the Company releasing any and all interests it may have had in the Stores and MMS.  Additionally, the Company agreed to assign a trademark to Mr. Stidham as well as executing a new Note in the principal sum of $752,694.19.

Management has evaluated all other activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition in the accompanying financial statements or disclosure in the notes to financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1) Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business  disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) General

The Company was originally incorporated as Southwest China Imports, Inc. on February 23, 2011 in the State of Nevada.  The Company’s initial business plan was to import high-end handmade lace wigs, hairpieces, and other beauty supplies and accessories manufactured overseas into the United States.

In June 2014, the Company changed its name to Med-Cannabis Pharma, Inc. and implemented a new business plan to enter into the retail sale of medical and personal use  marijuana, where allowable.  In October 2015, the Company changed its name to MCPI, Inc.

Effective March 31, 2016, the Company ceased activities in all of its subsidiaries and disposed of Med-Pharma Management, Inc. and High Desert MMJ, Inc.  Prior thereto, the Company’s  subsidiaries were Medical Management Systems, Inc., an Oregon corporation engaged in providing back-office and support services to marijuana dispensaries in the State of Oregon; Med-Pharma Management, Inc., a Washington State corporation which was formed to own, manage or provide back-office and support services to marijuana dispensaries in Washington State; and High Desert MMJ, Inc. an Oregon corporation, which is a 99.0% partner in Emerald Mountain Organics, an Oregon joint venture, formed to facilitate the development and growing of medical marijuana plants for wholesale distribution to licenced dispensaries in the State of Oregon.

As of September 30, 2015, Medical Management Systems, Inc. held a Management Contract for three marijuana dispensaries located in Newport, Bend and Cottage Grove, Oregon; which are owned by a company controlled by a related party.  This Management Contract was terminated by the consent of both parties, effective March 31, 2016.   Med-Pharma only conducted introductory due diligence efforts in the State of Washington and, currently, has abandoned all activities in the State of Washington.  Emerald Mountain Organics had, as of September 30,2015, established an early-phase growing operation and has generated nominal sales.

During the first 10 days of October 2015, the Company’s subsidiary, High Desert MMJ, Inc., learned that the 1.0% minority partner in the Emerald Mountain Organics joint venture had absconded with all of the assets of the joint venture.  Efforts to locate and recover either the individuals representing said 1.0% minority partner or the said absconded assets were unsuccessful.  Accordingly, effective October 10, 2015, High Desert MMJ, Inc. abandoned the Emerald Mountain Organics joint venture and wrote off said investment.  The cumulative start-up losses in the Company’s consolidated financial statements for the Emerald Mountain Organics joint venture, through the date of abandonment were approximately $53,000 and the Company recognized a loss on the stolen assets of approximately $51,000 during the quarter ended December 31, 2015.

On June 1, 2016, the Company entered into a Settlement, General and Mutual Release of Claims and Assignment of Interest Transfer Agreement (Settlement Agreement) with its majority shareholder and a related party.  The Settlement Agreement relates to the Company’s management of three medical marijuana dispensaries (Stores) located in Oregon, which are owned by Bendor Investments, Ltd. (Bendor), whose sole shareholder is Charles Stidham.  The Company owes Mr. Stidham approximately $1,100,000, including accrued interest, as of the date of the Settlement Agreement.

The Company asserted a claim for management fees of approximately $80,000 and reimbursement of monies advanced to support the operations of the Stores totaling approximately $343,000 for the services of the Company’s wholly-owned subsidiary, Medical Management Systems, Inc. (MMS), in managing the Stores.  Bendor disputed this claim.  To resolve the dispute, the parties agreed to forgive the accrued management fees and to offset the approximately $343,000 due from Bendor against the approximately $1,100,000 owed to Mr. Stidham with the Company releasing any and all interests it may have had in the Stores and MMS.  Additionally, the Company agreed to assign a trademark to Mr. Stidham as well as executing a new Note in the principal sum of $752,694.19.  The effect of the June 1, 2016 Settlement Agreement , due to the timing of this release of these amended financial statements and this transaction, is reflected in the accompanying consolidated financial statements.

(3) Results of Operations

The Company has recognized revenues of approximately $20,600 during the quarter ended September 30, 2015, solely from the efforts of the Company’s interest in the Emerald Mountain Organics joint venture with affiliated direct costs of sales of approximately $25,500.  As previously discussed, this operation was written off in October 2015 due to the theft of all assets and disappearance of the minority joint venture partners.

The Company incurred general operating expenses of approximately $529,000 and $113,000 during each of the respective nine month periods ended September 30, 2015 and 2014.  These expenses were predominately related to legal and professional fees, efforts to implement the Company’s business plan and start-up costs affiliated with the Emerald Mountain Organics joint venture.  Expenditure levels are anticipated to fluctuate depending on the Company’s activities related to its stated business plan.

Loss per share for each of the nine-month periods ended September 30, 2015 and 2014 were $(0.01) and $(0.01), respectively, based on the weighted-average shares issued and outstanding during each period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the objectives of the Company’s business plan, as previously stated, and the obligations of being a reporting company under the Securities Exchange Act of 1934.

(4) Plan of Business

The Company’s operating subsidiary, High Desert MMJ, Inc., learned in early-October 2015 that the 1.0% minority partner in the Emerald Mountain Organics joint venture had absconded with all of the assets of the joint venture.  Efforts to locate and recover said assets were unsuccessful.  Accordingly, effective October 10, 2015, High Desert MMJ, Inc. abandoned the Emerald Mountain Organics joint venture and wrote off said investment.  The cumulative start-up losses in the Company’s consolidated financial statements for the Emerald Mountain Organics joint venture, through September 30, 2015, were approximately $50,000.

On June 1, 2016, the Company entered into a Settlement, General and Mutual Release of Claims and Assignment of Interest Transfer Agreement (Settlement Agreement) with its majority shareholder and a related party.  The Settlement Agreement relates to the Company’s management of three medical marijuana dispensaries (Stores) located in Oregon, which are owned by Bendor Investments, Ltd. (Bendor), whose sole shareholder is Charles Stidham.  The Company owes Mr. Stidham approximately $1,100,000, including accrued interest, as of the date of the Settlement Agreement.

The Company asserted a claim for management fees of approximately $80,000 and reimbursement of monies advanced to support the operations of the Stores totaling approximately $343,000 for the services of the Company’s wholly-owned subsidiary, Medical Management Systems, Inc. (MMS), in managing the Stores.  Bendor disputed this claim.  To resolve the dispute, the parties agreed to forgive the accrued management fees and to offset the approximately $343,000 due from Bendor against the approximately $1,100,000 owed to Mr. Stidham with the Company releasing any and all interests it may have had in the Stores and MMS.  Additionally, the Company agreed to assign a trademark to Mr. Stidham as well as executing a new Note in the principal sum of $752,694.19.

The Company is seeking other business opportunities at this time; however, as of the release date of this report, the Company has no definitive agreement or other arrangement related to any potential business transaction.

(5) Liquidity and Capital Resources

At September 30, 2015 and December 31, 2014, respectively, the Company had working capital of approximately $(34,000) and $(18,000), respectively; exclusive of all related party accounts, accrued expenses and line-of-credit notes payable.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.   However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for working capital may change dramatically as a result of any future business transaction.  There can be no assurance that the Company will identify and/or enter into any business transaction in the future.  Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a potential business transaction.  Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

(6) Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note D of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not required of a smaller reporting company.

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Amended Quarterly Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer have concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a inherent weakness in our internal controls over financial reporting due to our status as a shell corporation and having a sole supervising officer.  However, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b) Changes in Internal Controls and Corrective Actions

During the third and fourth quarter of 2015, former management, independently, undertook procedures, protocols and decisions to circumvent the reporting nature and requirements of the Management Agreement that Medical Management Systems, Inc, a wholly-owned subsidiary of the Company, had with medical marijuana dispensaries owned by an entity controlled by personnel in common with the Company’s controlling shareholder.  It is believed that these individuals also conspired with the minority joint venture partners in Emerald Mountain Organics to facilitate the theft of all operating assets and operations of the joint venture.  Current management, with the assistance of outside consultants and input from the Company’s controlling shareholder and owner of the medical marijuana dispensaries covered by the Medical Management Systems Management Contract, identified the errors and mistatements applied by former management and has made the appropriate corrections in the accompanying financial statements.  Additionally, the Company has initiated litigation against the Company’s former President and Chief Executive Officer and others to recover either the absconded assets or their value, the value of the products in the then-current growing cycle and other damages incurred by the Company as a result of the alleged misappropriations.  It is the opinion of current management and the Company’s controlling shareholder that all appropriate corrective actions have been taken and applied.

There were no other significant changes (including other corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosure

N/A

Item 5 - Other Information

On August 7, 2015, Med-Cannabis Pharma, Inc. (the “Company”) entered into a non-binding letter of intent to purchase World of Weed, Inc., a Colorado corporation, which operates medical marijuana grow facilities and operates medical and recreational marijuana sales facilities in Colorado.  No definitive agreement were executed by the parties at that time and the closing of the transaction was subject to due diligence review and other terms and conditions to be negotiated by and between the parties.

On September 30, 2015, Med-Cannabis Pharma, Inc. (the “Company”) entered into a Purchase Agreement (the “Agreement”) with World of Weed, Inc. (“WOW”), a Colorado corporation. Pursuant to the Agreement, and upon the terms and subject to the conditions thereof, at the closing, the Company will issue 10.02 shares of its common stock in exchange for each share of WOW stock currently issued and outstanding.  If all the WOW shares are exchanged, the Company would issue a total of 50,100,000 shares of its common stock to WOW shareholders. If all these shares are issued, the WOW shareholders will own approximately 50.00149% of the Company. WOW owns and operates a retail marijuana store and a grow operation in Colorado Springs, Colorado.  Subsequent to entering into this Agreement but prior to the closing of the Agreement, WOW’s counsel informed the parties to the Agreement that the proposed transaction would not be in compliance with Colorado law and that the proposed transaction could not be consummated.

Item 6 - Exhibits

31.1          Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive/Financial Officer
32.1          Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 - Chief Executive/Financial Officer
101           Interactive data files pursuant to Rule 405 of Regulation S-T.  (+)

(+) - to be filed separately by amendment

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCPI, Inc.

Dated: August 1, 2016	/s/ R.Wayne Duke
R.Wayne Duke
Chief Executive and Financial Officer