Form 10-K
period 2015-09-30
MCPI, INC.
filed 2016-08-02
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒       Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

☐       Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-28453

MCPI, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-0704149
(State of incorporation)	(IRS Employer ID Number)

454 SW Coast Highway, Newport, OR 97365
(Address of principal executive offices)

(214) 666-8364
(Issuer’s telephone number)

Securities registered pursuant to Section 12 (b) of the Act - None
Securities registered pursuant to Section 12(g) of the Act: - Common Stock - $0.001 par value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates as of July 29, 2016 was approximately $992,005 based upon 24,800,137 shares held by non-affiliates.

As of August 1, 2016, there were 50,220,000 shares of Common Stock issued and outstanding.

MCPI, Inc.

Form 10-K for the Year Ended December 31, 2015

Index to Contents

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

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

Item 1 - Business

General

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

As of December 31, 2015, Medical Management Systems, Inc. held a Management Contract for three marijuana dispensaries located in Newport, Bend and Cottage Grove, Oregon; which are owned by a company controlled by a related party.  This Management Contract was terminated by the consent of both parties, effective March 31, 2016.   Med-Pharma only conducted introductory due diligence efforts in the State of Washington and, currently, had abandoned all activities in the State of Washington.  Emerald Mountain Organics had established an early-phase growing operation and  generated nominal sales through September 30, 2015.

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

Industry Background

Market Composition

The market for legal marijuana is highly fragmented and highly diverse. The legal marijuana industry in the United States has been estimated to exceed $3 Billion, with estimated future growth, depending on continued demand and future efforts to legalize both medical and personal consumption in other states in the United States over time.

To date, 23 U. S. States and the District of Colombia have passed Laws, in various forms, to allow for the growing, sale, and use of marijuana for medical purposes, of which 14 have active retail markets, and four (4) states; Washington, Colorado, Alaska and Oregon, as well as the District of Colombia have voter passed amendments permitting the use of marijuana for recreational purposes.  The regulatory, reporting, and taxation frameworks vary between jurisdictions and the United States of America still generally treats marijuana as a Class I drug under the Controlled Substances Act.

The Company intends to seek additional licensing opportunities in various states and territories throughout the country which have legalized recreational and/or medical marijuana use, as well as select states and territories where legalization is pending or is otherwise under consideration through joint efforts with the Drug Policy Alliance and the Drug Policy Alliance’s lobbying affiliate, Drug Action and other activists and lobbyists.

Potential future target markets include Alaska, Arizona, California, Colorado, Connecticut, District of Columbia, Illinois, Michigan, Nevada, New Jersey, New York, Ohio, Pennsylvania, Texas, Vermont, Washington and others as State and Local Laws are changed, appended, amended or enacted.

While the legalization and usage trends are dramatically upward, overall, the industry still operates under the overhanging uncertainty of the Federal government’s position on the drug.

Competition

Most dispensaries are privately owned by independent entrepreneurs; “mom and pop” shops.  The average annual dispensary revenues are estimated to be approximately $600,000 while dispensaries that have an integrated or captive growing and cultivation operation are estimated to average annual revenues in excess of $1 million per year. Due to the financial and banking difficulties associated with legal medical marijuana (still classified as a Class I drug many of the owner/entrepreneurs find themselves with limited options when needing additional capital.  MCPI is in a unique position as it has financial support and is positioned to acquire or partner with the dispensaries offering not only financial relief but operational, marketing, branding and business support.

We believe our business plan is competitive and will allow us to successfully compete within this industry and grow our business in a steady and controlled manner utilizing our current management’s knowledge and experience in this industry.

Plan of Operations

The Company has established a well-defined strategy for entering and maintaining a strong presence in the legal marijuana sector. The cornerstones of this strategy include:

All operations are to be conducted in accordance with state and local laws and regulations and guidance outlined in the U.S. Department of Justice “Cole Memo” dated August 29, 2013.

The Company will seek to operate in a vertically integrated manner (grow, process and sell) wherever permitted by law. In states where vertical integration is not permitted, the Company plans to determine which of the permitted activities offers the most potential for growth and value creation.

The Company will seek to engage, sponsor or lead local advocacy and lobbying groups that have a significant impact on the evolution and character of laws and the regulations under which legal marijuana operations are implemented in select markets.

The Company plans to work with law enforcement and government officials to insure compliance with all regulations.

MCPI plans to either open, acquire and/or partner with fully licensed and operating dispensaries, initially in the state of Oregon, and then expand into additional states where medical and/or personal use marijuana is legal.

In 2014 and through December 31, 2015, the Company had begun to generate deferred revenues through management fees and did not own any dispensaries.  At December 31, 2015, the Company’s MMS subsidiary was managing three (3) dispensaries in the state of Oregon at the sole financial obligation of the dispensary owner(s).  During Calendar 2015, the Company, through a working capital line-of-credit with an entity affiliated with the Company’s controlling stockholder, advanced approximately $393,000 to support the development and initial operations of these dispensaries.

Products and Services

Our products and services range from the sale of buds and edibles, oils, consumable supplies and other products complimentary to the use of medical and/or personal use marijuana.  The Company also has a protocol for providing management services to privately-owned “mom-and-pop” dispensaries.  Initially, in Oregon, we provided management services which included employee staffing, purchasing, accounting and general management.  The Company continues to plan to acquire and partner with additional dispensaries into 2016 and future periods, as well as attempt to develop an infrastructure of licensed, medical dispensaries that would be supported by a central cultivation operation.

Future Products

We will invest in purchasing the highest quality product and will add new products to our offering.  By investing in or starting a cultivation operation, we anticipate that the Company will be able to support its retail assets by providing superior products and also establish a consistent crop schedule.  We will pursue quality strains and phenotypes through our growing techniques to offer patients quality and consistency.

Proposed Milestones to Implement Business Operations

The Company has three significant milestones established by our management team. The estimates and the projected milestones are approximations and are subject to adjustments.

Phase I – RETAIL

We established formal relationships with medical dispensaries in Oregon in the fourth quarter of 2014 to provide management services.

We plan to acquire, either directly or through our subsidiary MMS, additional medical dispensaries as the opportunity and working capital presents itself.  Under the Company’s management and purchasing power, we believe that we can grow each dispensary’s annualized revenue to over $500,000.

Phase II – CULTIVATION

Developing a captive cultivation operation will be significant in supporting and streamlining the retail dispensaries. This will enable us to be competitively- priced, control product quality, product consistency and be able to ensure availability.

Goods grown and produced in-house provide greater control over retail supply and retail pricing.  The supply of cannabis can be seasonal as crops are available every 12-18 weeks from independent growers.  With a captive growing and cultivation operation, the Company believes that it can have a more consistent crop schedule ensuring supply and high quality product.  The cultivation operation will supply and support the retail dispensaries either owned by or managed by the Company and/or its subsidiaries thereby providing a desired seed to end-user sale cycle.

Phase III – INFUSED PRODUCTS

Marijuana infused products represents one of the fastest growing segments of the cannabis industry.  Marijuana infused products consists of edibles, beverages, topical, tinctures, concentrates and extracts.  The expected timeframe to launch infused products in Oregon would be concurrent with State Law changes that take effect on May 1, 2016.  In conjunction with cultivation, infused products provide the Company unique branding opportunities that most of the competition cannot attain.

Please note that all of the above milestone estimates and forecasts are subject to change without notice, are fully dependent on State Law(s) and licensing requirements and the availability of sufficient working capital.  Our planned milestones are based on the estimated amount of time to complete each milestone.

Phase IV - LONG-TERM PLANNING

Over the next five years, management’s plans for growth and expansion currently include:

Expanding into additional states (e.g. Vermont, Washington, Colorado, etc.)
Increase the number of dispensaries operated in each state to provide economies of scale within our cultivation operations
Increase the number of employees commensurate with the number of retail dispensaries
Become a premier cultivator and retail operator of medical dispensaries

Sales and Marketing

Targeted Customers

We intend to focus our sales and marketing efforts on qualifying patients within states that allow medical marijuana and/or states that allow for personal recreational use of marijuana.

Branding

Management currently intends to build and strengthen our brand and image by:

Opening our own cultivation operation and provide quality strains and phenotypes
Introduce and produce infused products
Create exclusive top-tier brand only available at MCPI owned and operated retail dispensaries
Being a source for growth capital to independently-owned “mon-and-pop” dispensaries.

Government Regulation

There are numerous Federal Laws and Regulations covering cannabis/marijuana, most notably being designated a Class I drug under the Controlled Substances Act.  The most impactful and recent federal developments occurred in December 2014 with the passing of the Omnibus Spending Bill.  This bill, in effect, eliminated the Federal government’s agencies from using taxpayer funds to interfere with state laws implementing medical marijuana operations.

We are subject to general business regulations and laws, as well as regulations and laws directly applicable to our operations.  As we continue to expand the scope of our operations, the application of existing laws and regulations could include matters such as pricing, advertising, consumer protection, quality of products, and intellectual property ownership. In addition, we will also be subject to new laws and regulations directly applicable to our activities.

Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, which could hinder or prevent the growth of our business.

Federal, State and Local Laws and Regulations governing legal recreational and medical marijuana use are broad in scope and are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance.  In addition, violations of these laws or allegations of such violations could disrupt our planned business and adversely affect our financial condition and results of operations.  In addition, it is possible that additional or revised federal, state and local laws and regulations may be enacted in the future governing the legal marijuana industry.  There can be no assurance that we will be able to comply with any such laws and regulations and its failure to do so could significantly harm our business, financial condition and results of operations.

Compliance with Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Research and Development Expenditures

We have never incurred any research or development (R&D) expenditures.  However, some R&D expenditures may occur in future periods concurrent with the development of a captive growing and cultivation operation.

Patents and Trademarks

The Company owns the trademark “Medication Station”.

Where You Can Find Information

The public may read and copy any materials we file with the SEC in the SEC's Public Reference Section, Room 1580,100 F Street N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330.  Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at www.sec.gov or www.freeedgar.com.

Employees

The Company currently has no directly compensated employees.  The Company, on behalf of the related party owned dispensaries, manages approximately eight (8) employees, consisting of in-store licensed managers, shift employees and back-office personnel.   None of the personnel under the Company’s Management Agreement are represented by a labor union and the Company considers its employee relations to be good.

Management of the Company expects to use consultants, attorneys and accountants, as necessary, so long as it is seeking and evaluating business opportunities.

The need for additional employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Item 1A - Risk Factors

We have a limited operating history with our current business.  The Company was incorporated in 2011 and an unsuccessful attempt at its initial business plan.

Originally, the Company was formed to operate as an importer of high-end handmade lace wigs, hairpieces and related beauty products.  The Company’s operations as both a support entity to the legal marijuana business and as a direct retailer, which it has focused on since the third quarter of 2015, has generated limited revenues to date.  Operations are subject to all the problems, expenses, difficulties, complications and delays encountered in establishing new businesses.  The Company believes that it will become commercially viable, generate significant revenues and operate at a profit in future periods; however, there are no assurances that these projections will occur.

The Company will require additional financing to become commercially viable.

As December 31, 2015 the Company had a line-of-credit (”LOC”) to a related party stockholder with an outstanding balance of approximately $950,000, bearing interest at 10% annually. This LOC was entered into on July 28, 2014 and replaced the shareholder note that was assumed during the change of control transaction. During the year ended December 31, 2015, interest expense on the LOC was approximately $73,000.

The Company’s current marijuana business can be capital intensive.

Although the dispensaries under the Company’s control achieved positive cash flows during the fourth quarter of 2015, the Company acknowledges that its Plan of Operations may not result in the consistent generation of positive working capital in the near future.  Although management believes that it will be able to successfully execute its business plan, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

We currently rely on certain key individuals, and the loss of one of these key individuals could have an adverse effect on the Company.

Our success depends to a certain degree upon certain key members of our management.  These individuals are a significant factor in our growth and success.  The loss of the services of such members of management could have a material adverse effect on our Company.  We presently maintain no key-man insurance coverage on any of our officers.

The Company’s success will be dependent in part upon its ability to attract qualified personnel and consultants.

The Company’s success will be dependent in part upon its ability to attract qualified creative marketing, sales and development professionals.  The inability to do so on favorable terms may harm the Company’s proposed business.

The Company must effectively meet the challenges of managing expanding operations.

The Company’s business plan anticipates that operations will undergo significant expansion during 2016 and beyond.  This expansion will require the Company manage a larger and more complex organization, which could place a significant strain on our managerial, operational and financial resources.  Management may not succeed with these efforts.  Failure to expand in an efficient manner could cause expenses to be greater than anticipated, revenues to grow more slowly than expected and could otherwise have an adverse effect on the business, financial condition and results of operations.

Marijuana remains illegal in the United States under Federal Law.

Notwithstanding its legalization for recreational and/or medical use by a number of states, the growing, transport, possession or selling of marijuana continues to be illegal under federal law.  Although the current Executive Branch Administration has made a policy decision to allow implementation of state laws legalizing recreational and/or medical marijuana use and not to federally prosecute anyone operating under state law, that policy could change at any time, which might render the Company’s planned operations illegal and adversely affecting the Company’s business, financial condition and results of operations.

The marketing and market acceptance of marijuana may not be as rapid as the Company expects.

The market for legal marijuana is quickly evolving, and activity in the sector is expanding rapidly.  Demand and market acceptance for legal marijuana are subject to uncertainty and risk, as changes in the price and possible adverse political efforts could influence and denigrate demand.  The Company cannot predict whether, or how fast, this market will grow or how long it can be sustained.  If the market for legal marijuana develops more slowly than expected or becomes saturated with competitors, the Company’s operating results could be adversely impacted.

MCPI’s marijuana activities are part of an emerging industry.

The Company intends to implement an aggressive plan of growth to enter the legal recreational and medical marijuana industry.  The legal marijuana industry is new and emerging, and has yet to fully define competitive, operational, financial and other parameters for successful operations.  By pursuing a growth strategy to enter a new and emerging industry, the Company’s operations may be adversely impacted as the industry’s competitive, operational, financial and other parameters take shape.  Given the fluidity of the industry, the Company may make errors in implementing its business plan, thereby limiting some or all of its ability to perform in accordance with its expectations.

Our business could be affected by changes in governmental regulation.

Federal, State and Local laws and regulations governing legal recreational and medical marijuana use are broad in scope and are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance.  In addition, violations of these laws, actual or alleged, could disrupt the Company’s planned business and adversely affect our financial condition and results of operations.  In addition, it is possible that additional or revised Federal, State and Local laws and regulations may be enacted in the future governing the legal marijuana industry.  There can be no assurance that the Company will be able to comply with any such laws and regulations and its failure to do so could significantly harm our business, financial condition and results of operations.

Our business will be subject to other operating risks which may adversely affect the Company’s financial condition.

Our planned operations will be subject to risks normally incidental to retail and manufacturing operations dependent on internal and third-party production and distribution operations which could result in work stoppages, damage to property or unavailable product for resale.  This may be caused by:

•	breakdown of equipment;
•	labor disputes;
•	imposition of new government regulations;
•	sabotage by operational personnel;
•	cost overruns; and
•	fire, flood, or other acts of God.

We will likely face significant competition.

The legal marijuana industry is in its early stages and is attracting significant attention from both small and large entrants into the industry.  MCPI expects to encounter significant competition as it implements its business strategy.  The ability of MCPI to effectively compete could be hindered by a lack of funds, poor positioning, management error, and other factors.  The inability to effectively compete could adversely affect our business, financial condition and results of operations.

The successful operation of MCPI’s business will depend in part upon the supply of marijuana and marijuana infused products from third party, non-affiliated suppliers and any interruption in that supply could significantly harm our business, financial condition and results of operations.

In certain states within which MCPI expects to operate, the supply of marijuana and marijuana infused products must, by law, be provided by third-party, non- affiliated suppliers.  The failure of these suppliers to provide us with sufficient quantities or the proper quality of marijuana and marijuana infused products could damage the Company’s reputation and significantly harm our business, financial condition and results of operations.

RISKS RELATED TO OUR PUBLIC COMPANY STATUS AND OUR COMMON STOCK

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial office and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.  During the course of our testing, we may identity other deficiencies that we may not be able to timely remediate.  In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes Oxley”).  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we are required to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control.  The costs of this compliance could be significant.  If our revenues do not increase and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs in the normal course of business that would result in our being unable to continue as a going concern.

Management and the Board of Directors may be Indemnified.

The Certificate or Articles of Incorporation and Bylaws of MCPI and it’s various subsidiaries provide for indemnification of directors and officers at the expense of the respective corporation and limit their liability.  This may result in a major cost to the corporation and hurt the interests of stockholders because corporate resources may be expended for the benefit of directors and officers.  The Company has been advised that, in the opinion of the SEC, indemnification for liabilities arising under Federal Securities Laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

The market for the MCPI Shares is extremely limited and sporadic.

MCPI’s common stock is quoted on the OTC Pink Sheets.  The market for MCPI’s common stock is limited and sporadic.  Trading in stock quoted on the Pink Sheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects.  This volatility could depress or exaggerate the market price of MCPI’s common stock for reasons unrelated to operating performance.  Moreover, the trading of securities in the Pink Sheets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ, or a stock exchange like the New York Stock Exchange.

MCPI’s common stock is a penny stock. Trading of MCPI’s common stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our common stock.

MCPI’s common stock is a penny stock.  The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  MCPI’s common stock is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors.  The term “accredited investor ” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in, and limit the marketability of, MCPI’s common stock.

In addition to the penny stock rules promulgated by the SEC, FINRA (the Financial Industry Regulatory Authority) has adopted rules that require when recommending an investment to a customer, a broker- dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low -priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers.  FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy MCPI’s common stock, which may limit investor ability to buy and sell MCPI’s common stock.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact MCPI’s common stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to a promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	boiler room practices involving high pressure sales tactics and unrealistic price projections by sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

The board of directors of MCPI has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to adversely affect common stockholder voting power and rights upon liquidation.

MCPI’s Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders of preferred stock the rights to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

The ability of our principal stockholders, including our CEO, to control our business may limit or eliminate minority stockholders’ ability to influence corporate affairs.

The principal stockholder of MCPI common stock holds approximately 25,600,000 shares of common stock, combined.  Additionally, an affiliate of the Company’s principal stockholder has a $500,000 Convertible Line-of-Credit with MCPI to provide working capital with an outstanding balance of approximately $950,000, plus accrued interest of approximately $82,000.

Because of the number of shares currently held and the conversion feature on the Line-of-Credit note, these parties are in a position to significantly influence membership of our board of directors as well as all other matters requiring stockholder approval, as well as control the affairs of MCPI and it’s subsidiaries.  The interests of our principal stockholders may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders have no way of overriding decisions made by our principal stockholders.  This level of control may also have an adverse impact on the market value of our shares because our principal stockholders may institute or undertake transactions, policies or programs that result in losses and/or may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

We do not expect to pay cash dividends in the foreseeable future.

The Company has never paid cash dividends on their shares of common stock. MCPI does not expect to pay a cash dividends on its common stock at any time in the foreseeable future.  The future payment of dividends depends upon future earnings, capital requirements, financial requirements and other factors that the companies’ boards of directors will consider.  Since they do not anticipate paying cash dividends on the common stock, return on investment, if any, will depend solely on an increase, if any, in the market value of the common stock.

Future sales of shares of MCPI common stock pursuant to Rule 144 under the Securities Act could adversely affect the market price of MCPI’s common stock.

MCPI currently has approximately 50,220,000 outstanding shares of its common stock which were issued pursuant to exemptions from registration under the Securities Act and applicable state securities laws, but which are now available for public sale pursuant to Rule 144 under the Securities Act and comparable exemptions under applicable state securities laws.  The potential of such sales could adversely affect the market price of MCPI’s common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested-director transactions, conflicts of interest and similar matters.

Sarbanes-Oxley as well as rule changes proposed and enacted by the SEC, the NYSE/AMEX and the NASDAQ Stock Market as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance.  These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the NASDAQ Stock Market.  Because we are not currently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with voluntary compliance, we have not yet adopted these measures.

We do not currently have independent audit or compensation committees. As a result, directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested- director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations as a result thereof.

We intend to comply with all corporate governance measures relating to director independence as and when required.  However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley.  The enactment of Sarbanes-Oxley has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers.  The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The Company currently manages operations in three (3) separate retail storefronts, owned by affiliates of the Company’s controlling stockholder located in Newport, Bend and Cottage Grove, Oregon.  The Company is not liable for any obligations related to these operating storefronts.

The Company currently maintains a mailing address at 454 SW Coast Highway, Newport OR 97365.  The Company’s telephone number there is (214) 666-8364.  Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.  The Company pays no rent or other fees for the use of the mailing address as this address is virtually full-time by other businesses related to the Company’s majority stockholder.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

Item 3 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4 - Mine Safety Disclosures

Not applicable to the Company.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Trading and Eligibility for Future Sale

Our common stock started trading on September 11, 2012.  Our current trading symbol is “MCPI”.  Currently there is only a limited, sporadic, and volatile market for our stock.  The following table sets forth the high and low sales prices of our common stock as reported on www.bigcharts.com  for the periods  indicated.  These prices represent prices between inter-dealer prices, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

	High	Low
Fiscal year ended December 31, 2015
Quarter ended December 31, 2015	$0.30	$0.25
Quarter ended September 30, 2015	$0.40	$0.27
Quarter ended June 30, 2015	$0.40	$0.17
Quarter ended March 31, 2015	$0.23	$0.04

Fiscal year ended December 31, 2014
Quarter ended December 31, 2014	$0.30	$0.24
Quarter ended September 30, 2014	$0.80	$0.14
Quarter ended June 30, 2014	$0.12	$0.02
Quarter ended March 31, 2014	$0.02	$0.001

The closing price of our common stock on April 22, 2016 was $0.065 as reported by the OTCQB Bulletin Board.

Holders of Record

As of July 16, 2016, we had 50,220,000 shares of our common stock issued and outstanding held by approximately 74 stockholders of record.  We had no shares of preferred stock issued and outstanding.

Transfer Agent

Our independent stock transfer agent is VStock Transfer LLC.  Their address is 18 Lafayette Place, Woodmere, NY 11598.  Their phone number is (212) 828-8436.

Common Stock

The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.001 per share.

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

On November 14, 2014, the Company issued an aggregate of 100,000 shares for consulting services rendered in conjunction with due diligence related to providing back-office and other support services to marijuana dispensaries located in both Oregon and Washington State.  These shares were valued at $30,000 using the closing price on the date the shares were issued.

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

As of December 31, 2015 and 2014, respectively, the Company had 50,220,000 and 50,170,000 shares of its common stock issued and outstanding.

On February 29, 2016, the Company filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission noting a pending 1 for 10 reverse split of the Company’s issued and outstanding common stock; as approved by the Company’s Board of Directors, and a concurrent amendment to the Company’s Articles of Incorporation setting the authorized capital of the Company from the authorized, as adjusted, 25,000,000 post-split shares of common stock to 500,000,000 shares of $0.001 par value common stock and the authorized, as adjusted, 250,000 post-split shares of preferred stock to 25,000,000 shares of $0001 par value preferred stock.  This action is anticipated to take place during the 3rd quarter of Calendar 2016.

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

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of preferred stock with a par value of $0.001 per share.

As of December 31, 2015, the Company had no shares of its preferred stock issued and outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2015, we have not adopted an equity compensation plan and have not granted any stock options.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities without registration since January 1, 2012 through December 31, 2015:

On April 30, 2013, nine shareholders returned to the Company an aggregate of 300,000,000 shares of our restricted common stock, $0.0001 par value, which were subsequently cancelled by our Board of Directors.  These shares were returned to our corporate treasury.

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

On March 27, 2014 the then-controlling shareholders of MCPI, Inc. (formerly either Med-Cannabis Pharma, Inc. or SW China, Inc.) sold 210,000,000 of their shares to Big Sky Oil, Inc. and another investor, resulting in a change of control.

On July 28, 2014, Big Sky Oil, Inc., the majority shareholder of MCPI, Inc. (formerly Med-Cannabis Pharma Inc. or SW China, Inc.) voluntarily returned 159,930,000 shares of the Company’s common stock it had purchased from prior management.  These shares were returned to the treasury for use in future possible issuances by the Company.

On November 14, 2014, the Company issued 100,000 shares of common stock to Carla Wienert for services in conjunction with on-site store management.  The Company relied on exemptions from registration pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2014, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6 - Selected Financial Data

Not applicable

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

(3) Results of Operations

The Company has no recognized revenues for either Calendar 2015 or 2014.  The Company, pursuant to a Management Agreement, has recorded deferred revenues of approximately $65,000 and $5,000, respectively, for management fees receivable from a related party owner of three (3) marijuana dispensaries located in the State of Oregon.  These accrued management fees were forgiven pursuant to the June 1, 2016 Settlement Agreement previously discussed.

In conjunction with the Company’s business plan, as discussed in Item I of this document, the Company has expended considerable effort and financial resources to the implementation of its business plan.  The Company has incurred operating expenses requiring cash payments of approximately $298,000 and $302,000, which were funded through a line-of-credit with an entity affiliated with the Company’s controlling stockholder.

Earnings (Loss) per share for the respective years ended December 31, 2015 and 2014 were $(0.01) and $(0.00) based on the weighted-average shares issued and outstanding at the end of each respective period.

It is anticipated that future expenditure levels will remain relatively consistent until such time that the Company fully implements its current business plan, at which time, the Company’s expenses and working capital requirements may increase significantly.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company begins meaningful operations.

(4) Plan of Business

The Company continues to plan to either open company-owned dispensaries, acquire existing operating dispensaries  and/or partner with fully licensed and operating dispensaries, initially in the state of Oregon, and in additional states where medical and/or personal use marijuana is legal.

The Company has developed an operational protocol for providing management services to privately-owned “mom-and-pop” dispensaries.  Initially, in Oregon, we provided management services which included employee staffing, purchasing, accounting and general management.  Our protocol establishes that the individual ownership of the respective dispensary is liable and responsible for all direct operating costs of each dispensary and the Company will receive a fee for providing day-to-day oversight as defined within each Management Agreement.

The Company also continues to plan to develop a central cultivation operation to ensure a consistent supply of product to both company-owned and contractually managed dispensaries.

In December 2014, the Company began to generate deferred revenues through management fees and did not own any dispensaries.  At December 31, 2015, the Company’s MMS subsidiary was managing three (3) dispensaries in the state of Oregon at the sole financial obligation of the dispensary owner(s).  During Calendar 2015, the Company, through a working capital line-of-credit with an entity affiliated with the Company’s controlling stockholder, advanced approximately $393,000 to support the development and initial operations of these dispensaries.

Stores, either Company-owned or managed, will offer, Local Laws permitting, products and services consisting of the sale of buds and edibles, oils, consumable supplies and other products complimentary to the use of medical and/or personal use marijuana.

We intend to invest in the purchasing the highest quality product possible and will add new products to our offerings.  By investing in or starting a cultivation operation, we anticipate that the Company will be able to support its retail assets by providing superior products and also establish a consistent crop schedule.  We will pursue quality strains and phenotypes through our growing techniques to offer patients quality and consistency.

(5) Liquidity and Capital Resources

At December 31, 2015 and 2014, respectively, the Company had working capital of approximately $(770,000) and $(346,000); inclusive of all related party accounts receivable, accrued expenses and line-of-credit notes payable.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.   However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge to provide continuing financing not be fulfilled, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

Our significant accounting policies are summarized in Note D of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8 - Financial Statements and Supplementary Data

The required financial statements begin on page F-1 of this document.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the 2nd quarter of Calendar 2016, the Company was informed that its auditors, Bongiovanni & Associates, PA had changed its name to L&L CPA’s, PA, effective December 31, 2015.

Item 9A - Controls and Procedures

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive and Chief Financial Officer (Certifying Officers), have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officers concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls described below.  However, our Certifying Officers believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

–	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

–
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

–	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2015 has determined that we have a business plans with significant risk, no operations, revenues or employees.  Because we have only two executive operating officers, the Company's internal controls are deficient for the following reasons, (1) there are limited entity level controls due to our limited personnel, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2015.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

Changes in Internal Control over Financial Reporting.  During the third and fourth quarter of 2015, former management, independently, undertook procedures, protocols and decisions to circumvent the reporting nature and requirements of the Management Agreement that Medical Management Systems, Inc, a wholly-owned subsidiary of the Company, had with medical marijuana dispensaries owned by an entity controlled by personnel in common with the Company’s controlling shareholder.  It is believed that these individuals also conspired with the minority joint venture partners in Emerald Mountain Organics to facilitate the theft of all operating assets and operations of the joint venture.  Current management, with the assistance of outside consultants and input from the Company’s controlling shareholder and owner of the medical marijuana dispensaries covered by the Medical Management Systems Management Contract, identified the errors and misstatements applied by former management and has made the appropriate corrections to the Company’s financial statements for the quarter ended September 30, 2015 and to ensure that the appropriate protocols were followed in the preparation of the accompanying financial statements for the year ended December 31, 2015.  It is the opinion of current management and the Company’s controlling shareholder that all appropriate corrective actions have been taken and applied to the Company’s system of internal accounting control and internal controls over financial reporting.

There were no other significant changes (including other corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company grows to a point to justify a larger staff and a more complex system of controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

R. Wayne Duke	75	President, Chief Executive Officer,
		Chief Financial Officer and SoleDirector,
		since November 2014

Our directors serve for a term beginning with election and ending with resignation, removal by the stockholders, or election of a successor by the stockholders.  Executive officers serve by appointment at the discretion of the board of directors.

R. Wayne Duke - Director

Mr. Duke was appointed as a Company Director on December 22, 2015 and was appointed as Acting Chief Executive Officer and Acting Chief Financial Officer on May 23, 2016.  He is the Chief Executive Officer of USMetrics, Inc. a parts supplier to the Maintenance, Repair and Overhaul industry, and the Chairman and CEO of Industrial Clearinghouse, Inc., an MRO excess inventory clearinghouse and an officer or director of Cannabis Science, Inc. (OTCBB: CBIS)).  Mr. Duke holds a BBA in Finance and a Masters Degree in Business from The University of North Texas.

Committees of the Board of Directors

Our Board of Directors presently does not have any active committees.

Financial Expert

The Company does not currently have a designated “financial expert” on the Board of Directors.  We believe that the cost of obtaining and retaining an independent director who can also serve as our financial expert is prohibitive at this time.

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

Board’s Role in Risk Oversight

The Board of Directors assesses on an ongoing basis the risks faced by MCPI.  These risks include financial, technological, competitive, and operational risks.  The Board dedicates time at each of its meetings to review and consider the relevant risks faced at that time.  In addition, since MCPI does not have an Audit Committee, the Board of Directors is also responsible for the assessment and oversight of MCPI’s financial risk exposures.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act  requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities ("10% holders"), to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of Common stock and other equity securities of the Company.

Directors, officers and 10% holders are required by SEC Regulation to furnish the Company with copies of all of the Section 16(a) reports they file.  Based solely on a review of reports furnished to the Company and/or written representations from the Company's directors and executive officers during the fiscal year ended December 31, 2015, there was no compliance with the Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year.

Involvement on Certain Material Legal Proceedings During the Past Five (5) Years

(1)	No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

(2)
No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

(3)
No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4)	No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Code of Ethics

The Company has not adopted a code of ethics applicable to our principal executive, financial, and accounting officers.

Item 11 - Executive Compensation

Executive Officers

Our Board of Directors appoints our executive officers to serve at the discretion of the board.

Executive Compensation

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

(Remainder of this page left blank intentionally)

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Carla Wienert,	2015	$33,365	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Former Principal	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$2,500	$2,500
Executive Officer	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Gracela Moreno,	2015	$15,000	-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$15,000
Former Principal	2014	$22,000	-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$22,000
Executive Officer	2013	$2,500	-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$2,500

The Company has no other executive compensation issues which would require the inclusion of other mandated table disclosures.

Director Compensation

Ms. Wienert was paid $2,500 in Calendar 2014 after joining the Company as a director in November 2014.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.  Also included are the shares held by all executive officers and directors as a group.

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

South Beach Live, Inc.	15,663,710	31.19%
454 SW Coast Highway
Newport OR 97365

Charles Stidham	9,756,153	19.37%
454 SW Coast Highway
Newport OR 97365

R. Wayne Duke (1)	-0-	0.00%
454 SW Coast Highway
Newport OR 97365

All Executive officers and
Directors as a Group (1 person)	-0-	0.00%

(1)	On August 1, 2016, there were 50,220,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
(2)
Under applicable SEC rules, a person is deemed the "beneficial owner" of a security with regard to which the  person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the  voting of the security, or (b) the investment power, which includes the power to dispose,  or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security.  Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.

(3)
In determining the percent of voting stock owned by a person on December 31, 2015 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 50,220,000 shares of common stock outstanding on December 31, 2015, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

Changes in Control

None

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Relationships and Transactions

On March 27, 2014, certain shareholders of MCPI, Inc. (formerly Med-Cannabis Pharma, Inc.) sold 210,000,000 shares of then issued and outstanding shares of common stock to Big Sky Oil, Inc. and another investor, resulting in a change of control.

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

As of December 31, 2015, the outstanding balance on this note is approximately $950,008 as the lender continues to advance funds to support the Company’s working capital needs.  The Company is delinquent in making the required monthly installment payments.

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

Conflicts of Interest

Certain conflicts of interest could arise in the future, including, but not limited to, the following:

•
None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us.
•
Since all of our directors own shares of our common stock that could be sold, in whole or in part, as a negotiated element of a business acquisition, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination.

In general, officers and directors of a Nevada corporation are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation's line of business; and
•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

Director Independence

The Board of Directors has determined that none of its directors is "independent" under the criteria set forth in Rule 5065(a)(2) of the Nasdaq Listing Rules.  The Board does not have a separately designated audit, nominating, or compensation committee, so the functions normally attributed to these committees are performed by the entire board. Accordingly, none of our directors is "independent" under applicable Nasdaq Listing Rules that define independence for purposes of directors performing the functions of such committees.

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant(s), M&K CPA’s, PLLC of Houston, Texas and Bongiovanni & Associates, PA of Plantation, Florida:.

	Year ended	Year ended
	December 31,	December 31,
	2015	2014
1. Audit fees
M&K CPA’s, PLLC	$13,285	$5,500
L & L, CPA’s PA (formerly Bongiovanni & Associates, PA)	8,000	—
2. Audit-related fees	—	—
3. Tax fees	—	—
4. All other fees	—	—

Totals	$21,285	$5,500

We have considered whether the provision of any non-audit services, currently or in the future, by our principal accounting firm is compatible with their maintaining their independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: Our principal accountants did not charge the Company any fees for financial information system design and implementation fees.

The Company has no formal audit committee.  However, the entire Board of Directors (Board) is the Company's defacto audit committee.  In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the U. S. Securities and Exchange Commission and/or the American Institute of Certified Public Accountants.  The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls.

The Company’s principal accounting firm(s) did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Item 15 - Exhibits and Financial Statement Schedules

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002
101          Interactive data files pursuant to Rule 405 of Regulation S-T.  (+)

(+) - to be filed separately by amendment

* Incorporated by our Registration Statement on Form S-1 filed May 3, 2011.

(Financial statements begin on the following page)

MCPI, INC.

CONTENTS

Page
Reports of Registered Independent Public Accounting Firm
L&L CPA’s PA	F-2
M&K CPAS, PLLC	F-3

Consolidated Financial Statements

Consolidated Balance Sheets
as of December 31, 2015 and 2014	F-4

Consolidated Statements of Operations and Comprehensive Loss
for the years ended December 31, 2015 and 2014	F-5

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the years ended December 31, 2015 and 2014	F-6

Consolidated Statements of Cash Flows
for the years ended December 31, 2015 and 2014	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
MCPI, Inc. and Subsidiaries

We have audited for accompanying balance sheet of MCPI, Inc. and Subsidiaries (“the Company”) as of December 31, 2015 and the related consolidated statements of operations, stockholders’ deficit and consolidated cash flows for the years ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and the results of its operations, changes in stockholders’s deficit and cash flows for the years ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has insufficient working capital, a stockholders’ deficit and recurring net losses, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note C.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L&L CPAS, PA
L&L CPAS, PA
F.K.A. Bongiovanni & Associates, PA
Certified Public Accountants
Cornelius, North Carolina
The United States of America
August 1, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Med-Cannabis Pharma, Inc.
Carrollton, Texas

We have audited the accompanying consolidated balance sheets of Med-Cannabis Pharma, Inc. as of December 31, 2014 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Med-Cannabis Pharma, Inc. as of December 31, 2014 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note C.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
 www.mkacpas.com

Houston, Texas
May 13, 2015

MCPI, Inc.
Consolidated Balance Sheets
December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014
ASSETS

Current Assets
Cash and cash equivalents	$—	$14,763
Accounts receivable
Related party, net of allowance for
doubtful accounts of approximately $-0- and $50,745	—	—

Total Current Assets	—	14,763

Total Assets	$—	$14,763

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable
Third parties	$—	$3,944
Accrued expenses
Third parties	20,947	2,340
Related parties	59,846	4,579
Accrued interest payable
Related parties	81,816	21,755
Deferred revenue	—	5,000
Note payable to stockholder	607,314	323,579

Total Liabilities	769,923	361,197

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.0001 par value
25,000,000 shares authorized.
None issued and outstanding.	—	—
Common stock - $0.0001 par value.
500,000,000 shares authorized.
50,220,000 and 50,170,000 shares
issued and outstanding	5,022	5,017
Additional paid-in capital	59,381,818	59,066,823
Accumulated deficit	(60,156,763)	(59,418,274)

Total Stockholders' Equity (Deficit)	(769,923)	(346,434)

Total Liabilities and Stockholders’ Equity (Deficit)	$—	$14,763

The accompanying notes are an integral part of these consolidated financial statements.

MCPI, Inc.
Consolidated Statements of Operations and Comprehensive Loss
Year ended December 31, 2015 and 2014

	Year ended	Year ended
	December 31,	December 31,
	2015	2014

Revenues	$—	$—
Cost of Sales	—	—

Gross Profit	—	—

Operating expenses
Professional fees	462,640	89,204
General and administrative costs	98,485	209,848
Depreciation and amortization	—	—

Total operating expenses	561,125	299,052

Loss from operations	(561,125)	(299,052)

Other income (expense)
Loss on abandonment of grow operation	(52,644)	—
Loss on theft of grow operation assets	(51,380)	—
Interest expense on notes payable to stockholders	(73,340)	(13,450)

Loss before provision for income taxes	(738,489)	(312,502)

Provision for income taxes	—	—

Net loss	(738,489)	(312,502)

Other comprehensive income	—	—

Comprehensive loss	$(738,489)	$(312,502)

Loss per weighted-average share of common stock outstanding,
computed on net loss - basic and fully diluted	$(0.01)	$(0.00)

Weighted-average number of shares of common stock outstanding -
basic and fully diluted	50,217,945	141,659,233

The accompanying notes are an integral part of these consolidated financial statements.

MCPI, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
Years ended December 31, 2015 and 2014

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balances at January 1, 2014	210,000,000	$21,000	$59,014,061	$(59,105,772)	$(70,711)

Cancellation of common stock	(159,930,000)	(15,993)	15,993	—	—

Forgiveness of debt	—	—	1,806	—	1,806

Issuance of common stock for consulting fees	100,000	10	29,990	—	30,000

Imputed interest on related party loan	—	—	4,973	—	4,973

Net loss for the year	—	—	—	(312,502)	(312,502)

Balances at December 31, 2014	50,170,000	5,017	59,066,823	(59,418,274)	(346,434)

Issuance of common stock for consulting fees	50,000	5	14,995	—	15,000

Contributed capital	—	—	300,000	—	300,000

Net loss for the year	—	—	—	(738,489)	(738,489)

Balances at December 31, 2015	50,220,000	$5,022	$59,381,818	$(60,156,763)	$(769,923)

The accompanying notes are an integral part of these consolidated financial statements.

MCPI, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2015 and 2014

	Year ended	Year ended
	December 31,	December 31,
	2015	2014
Cash Flows from Operating Activities
Net income (loss) for the period	$(738,489)	$(312,502)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	—	—
Common stock issued for professional fees	315,000	30,000
Imputed interest on related party loan	—	4,973
(Increase) Decrease in
Accounts receivable	—	—
Increase (Decrease) in
Accounts payable	53,561	17,827
Accrued expenses	76,430	(5,407)
Deferred revenues	(5,000)	5,000

Net cash used in operating activities	(298,498)	(260,109)

Cash Flows from Investing Activities	—	—

Net cash used in investing activities	(342,695)	—

Cash Flows from Financing Activities
Cash received from notes payable to stockholders	283,735	274,835

Net cash provided by financing activities	283,735	274,835

Increase (Decrease) in Cash	(14,763)	14,726

Cash at beginning of period	14,763	37

Cash at end of period	$—	$14,763

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Forgiveness of debt	$—	$1,806
Cancellation of shares of common stock	$—	$(15,993)
Assumption of accounts payable	$—	$(29,502)

MCPI, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

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

As of December 31, 2015, Medical Management Systems, Inc. held a Management Contract for three marijuana dispensaries located in Newport, Bend and Cottage Grove, Oregon; which are owned by a company controlled by a related party.  This Management Contract was terminated by the consent of both parties, effective March 31, 2016.   Med-Pharma only conducted introductory due diligence efforts in the State of Washington and, currently, had abandoned all activities in the State of Washington.  Emerald Mountain Organics had established an early-phase growing operation and  generated nominal sales through September 30, 2015.

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

MCPI, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2015 and 2014

Note B - Preparation of Financial Statements - Continued

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

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

Note C - Going Concern Uncertainty

The Company is in the initial phases of providing back-office and support services to marijuana dispensaries and participates in a marijuana development and growing operation, all located in the State of Oregon.  The dispensary operations under management by Medical Management Systems, Inc. began generating positive cash flows from operations during the 4th quarter of 2015, which allows the Company’s management to anticipate that the accrued management fees for the current and prior periods may be collected in future periods.  All other efforts started by the Company and/or its subsidiaries during 2014 and 2015 were either unsuccessful or abandoned.  There is no assurance that the Company will be able to successful in the implementation or operation of its current business plan.

The Company has limited operating history, limited cash on hand, no operating assets and has a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

MCPI, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2015 and 2014

Note C - Going Concern Uncertainty - Continued

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

Note D - Summary of Significant Accounting Policies

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

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2015 and 2014, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2015 and 2014, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

MCPI, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2015 and 2014

Note D - Summary of Significant Accounting Policies - Continued

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

Note E - Fair Value of Financial Instruments

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

Note F - Notes Payable to Stockholders

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

As of December 31, 2015 and 2014, the outstanding balance on this note is approximately $607,314 and 323,579, inclusive of the effect of the June 1, 2016 Settlement Agreement, as the lender continues to advance funds to support the Company’s working capital needs.  The Company is delinquent in making the required monthly installment payments.

(Remainder of this page left blank intentionally)

MCPI, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2015 and 2014

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the years ended December 31, 2015 and 2014, respectively, are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2015	2014
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of December 31, 2015, the Company had aggregate net operating loss carryforward(s) to offset future taxable income of approximately $1,100,000.   The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the years ended December 31, 2015 and 2014, respectively, are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2015	2014

Statutory rate applied to income before income taxes	$(251,000)	$(106,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward(s)	251,000	106,000

Income tax expense	$—	$—

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of December 31, 2015 and 2014, respectively:

	December 31,	December 31,
	2015	2014
Deferred tax assets
Net operating loss carryforwards	$385,000	$134,000
Less valuation allowance	(385,000)	(134,000)

Net Deferred Tax Asset	$-	$-

During each of the years ended December 31, 2015 and 2014, respectively, the valuation allowance against the deferred tax asset increased by approximately $251,000 and $97,000.

MCPI, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2015 and 2014

Note H - Common Stock Transactions

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

On November 14, 2014, the Company issued an aggregate of 100,000 shares for consulting services rendered in conjunction with due diligence related to providing back-office and other support services to marijuana dispensaries located in both Oregon and Washington State.  These shares were valued at $30,000 using the closing price on the date the shares were issued.

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

Note I - Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of preferred stock, $0.001 par value.  As of December 31, 2015, there are no shares of preferred stock issued and outstanding.

Note J - Subsequent Events

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

Management has evaluated all other activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition in the accompanying financial statements or disclosure in the Notes to Consolidated Financial Statements.

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCPI, Inc.

Dated: August 1, 2016	/s/ R.Wayne Duke
R.Wayne Duke
Chief Executive Officer and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

MCPI, Inc.

Dated: August 1, 2016	/s/ R.Wayne Duke
R.Wayne Duke
Chief Executive Officer and Financial Officer
and Director