Form 10-Q
period 2016-03-31
MCPI, INC.
filed 2016-08-02
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 1, 2016: 50,220,000 shares of common stock, par value $0.001

MCPI, Inc.

Form 10-Q for the Quarter ended March 31, 2016

Part I - Financial Information

Item 1 - Financial Statements

MCPI, Inc.
Consolidated Balance Sheets
March 31, 2016 and December 31, 2015

	(Unaudited)	(Audited)
	March 31,	December 31,
	2016	2015
ASSETS

Current Assets
Cash and cash equivalents	$—	$—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable
Third parties	$20,140	$20,947
Accrued expenses
Related parties	59,846	59,846
Accrued interest payable
Related parties	105,703	81,816
Note payable to stockholder	685,851	607,314

Total Liabilities	811,540	769,923

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
25,000,000 shares authorized.
None issued and outstanding.	—	—
Common stock - $0.001 par value.
500,000,000 shares authorized.
50,220,000 and 50,170,000 shares
issued and outstanding	50,220	50,220
Additional paid-in capital	59,336,620	59,336,620
Accumulated deficit	(60,198,380)	(60,156,763)

Total Stockholders' Equity (Deficit)	(811,540)	(769,923)

Total Liabilities and Stockholders’ Equity (Deficit)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MCPI, Inc.
Consolidated Statements of Operations and Comprehensive Loss
Three months ended March 31, 2016 and 2015

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2016	2015

Revenues	$—	$—
Cost of Sales	—	—

Gross Profit	—	—

Operating expenses
Professional fees	17,730	317,836
General and administrative costs	—	122,621
Depreciation and amortization	—	—

Total operating expenses	17,730	440,457

Loss from operations	(17,730)	(440,457)

Other income (expense)
Interest expense on notes payable to stockholder	(23,887)	(8,815)

Loss before provision for income taxes	(41,617)	(449,272)

Provision for income taxes	—	—

Net loss	(41,617)	(449,272)

Other comprehensive income	—	—

Comprehensive loss	$(41,617)	$(449,272)

Loss per weighted-average share of common stock outstanding,
computed on net loss - basic and fully diluted	$(0.00)	$(0.01)

Weighted-average number of shares of common stock outstanding -
basic and fully diluted	50,220,000	50,206,111

The accompanying notes are an integral part of these consolidated financial statements.

MCPI, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
Three months ended March 31, 2016 and
Year ended December 31, 2015

(Unaudited)

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balances at January 1, 2015	50,170,000	$50,170	$59,021,670	$(59,418,274)	$(346,434)

Issuance of common stock for consulting fees	50,000	50	14,950	—	15,000

Contributed capital	—	—	300,000	—	300,000

Net loss for the year	—	—	—	(738,488)	(738,488)

Balances at December 31, 2015	50,220,000	50,220	59,336,620	(60,156,762)	(769,922)

Net loss for the year	—	—	—	(41,617)	(41,617)

Balances at March 31, 2016	50,220,000	$50,220	$59,336,620	$(60,198,380)	$(811,540)

The accompanying notes are an integral part of these consolidated financial statements.

MCPI, Inc.
Consolidated Statements of Cash Flows
Three months ended March 31, 2016 and 2015

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2016	2015
Cash Flows from Operating Activities
Net income (loss) for the period	$(41,617)	$(449,272)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	—	—
Common stock issued for professional fees	—	15,000
Donated capital	—	300,000
(Increase) Decrease in
Accounts receivable	—	—
Increase (Decrease) in
Accounts payable	—	7,726
Accrued expenses	23,080	10,143
Deferred revenues	—	(5,000)

Net cash used in operating activities	(18,537)	(121,403)

Cash Flows from Investing Activities	—	—

Net cash used in investing activities	—	—

Cash Flows from Financing Activities
Cash received from notes payable to stockholders	18,537	117,000

Net cash provided by financing activities	18,537	117,000

Increase (Decrease) in Cash	—	(4,403)

Cash at beginning of period	—	14,763

Cash at end of period	$—	$10,360

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-Cash Investing and
Financing Activities	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MCPI, Inc.
Notes to Consolidated Financial Statements
March 31, 2016 and December 31, 2015

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
March 31, 2016 and December 31, 2015

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K for the year ended December 31, 2015.  The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S.  Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2016.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

The accompanying consolidated financial statements, as of and for the periods ended March 31, 2016 and 2015, respectively, contain the accounts of MCPI, Inc.; its wholly-owned subsidiaries, Medical Management Systems, Inc., Med-Pharma Management, Inc., High Desert MMJ, Inc.; and it’s majority-owned joint venture, Emerald Mountain Organics.  All significant intercompany transactions have been eliminated.  The consolidated entities are collectively referred to as “Company”.

Note C - Going Concern Uncertainty

The Company was in the initial phases of providing back-office and support services to marijuana dispensaries and participates in a marijuana development and growing operation, all located in the State of Oregon.  The dispensary operations under management by Medical Management Systems, Inc. began generating positive cash flows from operations during the 4th quarter of 2015.  However, management terminated the Medical Management Systems, Inc. Management Agreement on March 31, 2016 and wrote off all management fees (and deferred revenues) through that date.  Further, the Company liquidated its Med-Pharma Management, Inc. and High Desert MMJ, Inc. subsidiaries as of March 31, 2016.  All other efforts started by the Company and/or its subsidiaries in prior periods were either unsuccessful or abandoned.  There is no assurance that the Company will be able to successful in the implementation or operation of its current business plan.

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

MCPI, Inc.
Notes to Consolidated Financial Statements - Continued
March 31, 2016 and December 31, 2015

(Unaudited)

Note C - Going Concern Uncertainty - Continued

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

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2016 and December 31, 2015, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

MCPI, Inc.
Notes to Consolidated Financial Statements - Continued
March 31, 2016 and December 31, 2015

(Unaudited)

Note D - Summary of Significant Accounting Policies - continued

4.           Income taxes - continued

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

As of March 31, 2016 and 2015, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

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

MCPI, Inc.
Notes to Consolidated Financial Statements - Continued
March 31, 2016 and December 31, 2015

(Unaudited)

Note F - Notes Payable to Stockholders - Continued

Through March 31, 2016 and December 31, 2015, respectively, an aggregate of approximately $625,851 and $607,314, inclusive of the effect of the June 1, 2016 Settlement Agreement, as the lender continues to advance funds to support the Company’s working capital needs.  The Company is delinquent in making the required monthly installment payments.

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the three months ended March 31, 2016 and 2015, respectively, are as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2016	2015
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of March 31, 2016, the Company had aggregate net operating loss carryforward(s) to offset future taxable income of approximately $1,100,000.   The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the three months ended March 31, 2016 and 2015, respectively, are as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2016	2015

Statutory rate applied to income before income taxes	$(14,000)	$(152,800)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward(s)	14,000	152,800

Income tax expense	$—	$—

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of March 31, 2016 and December 31, 2015, respectively:

	March 31,	December 31,
	2016	2015
Deferred tax assets
Net operating loss carryforwards	$399,000	$385,000
Less valuation allowance	(399,000)	(385,000)

Net Deferred Tax Asset	$—	$—

During the three months ended March 31, 2016 and for the year ended December 31, 2015, respectively, the valuation allowance against the deferred tax asset increased by approximately $14,000 and $251,000.

MCPI, Inc.
Notes to Consolidated Financial Statements - Continued
March 31, 2016 and December 31, 2015

(Unaudited)

Note H - Common Stock Transactions

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

Note J - Subsequent Events

On February 29, 2016, the Company filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission noting a pending 1 for 10 reverse split of the Company’s issued and outstanding common stock; as approved by the Company’s Board of Directors, and a concurrent amendment to the Company’s Articles of Incorporation setting the authorized capital of the Company from the authorized, as adjusted, 25,000,000 post-split shares of common stock to 500,000,000 shares of $0.001 par value common stock and the authorized, as adjusted, 250,000 post-split shares of preferred stock to 25,000,000 shares of $0001 par value preferred stock.  This action is anticipated to be completed during the 3rd quarter of Calendar 2016.

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

As of March 31, 2016, the Company had ceased all operations related to the marijuana industry and had liquidated all subsidiaries.

(3) Results of Operations

The Company recognized no revenues during either of the three month periods ended March 31, 2016 and 2015, respectively.  Concurrent with the March 31, 2016 termination of the Management Contract held by Medical Management Systems, Inc., the Company wrote off the approximate $80,000 in accrued management fees and the corresponding deferred revenues of equal amount.  The Company never recognized any revenues from said Management Contract as the ultimate receipt of payment, if any, was always in doubt in the opinion of the Company’s management.

The Company incurred general operating expenses of approximately $18,000 and $440,000 during each of the respective three month periods ended March 31, 2016 and 2015.  These expenses were predominately related to legal and professional fees, efforts to implement the Company’s business plan.  Expenditure levels are anticipated to fluctuate depending on the Company’s activities related to its stated business plan.

Loss per share for each of the three-month periods ended March 31, 2016 and 2015, respectively, were $0.00 and (0.01), based on the weighted-average shares issued and outstanding during each period.

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

(5) Liquidity and Capital Resources

At March 31, 2016 and December 31, 2015, respectively, the Company had working capital of approximately $(812,000) and $(770,000), respectively; inclusive of all related party accounts receivable, accrued expenses and line-of-credit notes payable.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Chief Financial Officers (Certifying Officers), have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officers have concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a inherent weakness in our internal controls over financial reporting due to our status as a shell corporation and having a sole supervising officer.  However, our Certifying Officers believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b) Changes in Internal Controls

There were no other significant changes (including other corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosure

N/A

Item 5 - Other Information

Effective March 31, 2016, the Company’s subsidiary, Medical Management Systems, Inc., terminated an outstanding Management Contract for the management and operation of three (3) marijuana dispensaries located in Bend, Newport and Cottage Grove, Oregon and wrote off all accrued management fees receivable (and the related deferred revenues) due to lack of performance on the part of the marijuana dispensaries as compared to the original projections and representations.

Effective March 31, 2016, the Company liquidated its Med-Pharma Management, Inc. and High Desert MMJ, Inc. subsidiaries.

On February 29, 2016, the Company filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission noting a pending 1 for 10 reverse split of the Company’s issued and outstanding common stock; as approved by the Company’s Board of Directors, and a concurrent amendment to the Company’s Articles of Incorporation setting the authorized capital of the Company from the authorized, as adjusted, 25,000,000 post-split shares of common stock to 500,000,000 shares of $0.001 par value common stock and the authorized, as adjusted, 250,000 post-split shares of preferred stock to 25,000,000 shares of $0001 par value preferred stock.  This action is anticipated to take place during the 2nd quarter of Calendar 2016.

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

Item 6 - Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T. (+)

(+) - to be filed separately by amendment

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCPI, Inc.

Dated: August 1, 2016	/s/ R.Wayne Duke
R.Wayne Duke
Chief Executive and Financial Officer