Form 10-Q
period 2016-06-30
MCPI, INC.
filed 2016-08-02
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 1, 2016: 50,220,000 shares of common stock, par value $0.001

MCPI, Inc.

Form 10-Q for the Quarter ended June 30, 2016

Part I - Financial Information

Item 1 - Financial Statements

MCPI, Inc.
Consolidated Balance Sheets
June 30, 2016 and December 31, 2015

	(Unaudited)	(Audited)
	June 30,	December 31,
	2016	2015
ASSETS

Current Assets
Cash and cash equivalents	$—	$—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable
Third parties	$27,440	$20,947
Accrued expenses
Related parties	59,846	59,846
Accrued interest payable
Related parties	19,475	81,816
Note payable to stockholder	774,151	607,314

Total Liabilities	880,912	769,923

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
25,000,000 shares authorized.
None issued and outstanding.	—	—
Common stock - $0.001 par value.
500,000,000 shares authorized.
50,220,000 and 50,170,000 shares
issued and outstanding	50,220	50,220
Additional paid-in capital	59,336,620	59,336,620
Accumulated deficit	(60,267,752)	(60,156,763)

Total Stockholders' Equity (Deficit)	(880,912)	(769,923)

Total Liabilities and Stockholders’ Equity (Deficit)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MCPI, Inc.
Consolidated Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2016 and 2015

(Unaudited)

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenues	$—	$—	$—	$—
Cost of Sales	—	—	—	—

Gross Profit	—	—	—	—

Operating expenses
Professional fees	67,627	328,493	49,896	12,588
General and administrative costs	—	211,156	—	86,604

Total operating expenses	67,627	539,649	49,896	99,192

Loss from operations	(67,627)	(539,649)	(49,896)	(99,192)

Other income (expense)
Loss from abandoned grow operation	—	(6,942)	—	(6,942)
Interest expense on notes payable to stockholder	(43,362)	(23,152)	(19,475)	(14,337)

Loss before provision for income taxes	(110,989)	(569,743)	(69,371)	(120,471)

Provision for income taxes	—	—	—	—

Net loss	(110,989)	(569,743)	(69,371)	(120,471)

Other comprehensive income	—	—	—	—

Comprehensive loss	$(110,989)	$(569,743)	$(69,371)	$(120,471)

Loss per weighted-average share of common stock outstanding,
computed on net loss basic and fully diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted-average number of shares of common stock outstanding -
basic and fully diluted	50,220,000	50,213,094	50,220,000	50,220,000

The accompanying notes are an integral part of these consolidated financial statements.

MCPI, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
Six months ended June 30, 2016 and
Year ended December 31, 2015

(Unaudited)

			Additional
	Common Stock		paid—in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balances at January 1, 2015	50,170,000	$50,170	$59,021,670	$(59,418,274)	$(346,434)

Issuance of common stock for consulting fees	50,000	50	14,950	—	15,000

Contributed capital	—	—	300,000	—	300,000

Net loss for the year	—	—	—	(738,489)	(738,489)

Balances at December 31, 2015	50,220,000	50,220	59,336,620	(60,156,763)	(769,923)

Net loss for the year	—	—	—	(110,989)	(110,989)

Balances at June 30, 2016	50,220,000	$50,220	$59,336,620	$(60,267,752)	$(880,912)

The accompanying notes are an integral part of these consolidated financial statements.

MCPI, Inc.
Consolidated Statements of Cash Flows
Six months ended June 30, 2016 and 2015

(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2016	2015
Cash Flows from Operating Activities
Net income (loss) for the period	$(110,989)	$(569,743)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	—	7,711
Common stock issued for professional fees	—	15,000
Note payable to related party restructuring fees	21,140	—
Donated capital	—	300,000
(Increase) Decrease in
Accounts receivable	—	(93,800)
Other assets	—	(2,711)
Increase (Decrease) in
Accounts payable	6,493	41,043
Accrued expenses	43,362	(9,060)
Deferred revenues	—	(5,000)

Net cash used in operating activities	(39,994)	(316,560)

Cash Flows from Investing Activities
Purchase of fixed assets in subsequently abandoned grow operation	—	(39,345)

Net cash used in investing activities	—	(39,345)

Cash Flows from Financing Activities
Cash received from notes payable to stockholders	39,994	368,648

Net cash provided by financing activities	39,994	368,648

Increase (Decrease) in Cash	—	12,743

Cash at beginning of period	—	14,763

Cash at end of period	$—	$27,506

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-Cash Investing and
Financing Activities	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MCPI, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and December 31, 2015

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
June 30, 2016 and December 31, 2015

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

The accompanying consolidated financial statements, as of and for the periods ended June 30, 2016 and 2015, respectively, contain the accounts of MCPI, Inc.; its wholly-owned subsidiaries, Medical Management Systems, Inc., Med-Pharma Management, Inc., High Desert MMJ, Inc.; and it’s majority-owned joint venture, Emerald Mountain Organics.  All significant intercompany transactions have been eliminated.  The consolidated entities are collectively referred to as “Company”.

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
June 30, 2016 and December 31, 2015

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2016 and December 31, 2015, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

MCPI, Inc.
Notes to Consolidated Financial Statements - Continued
June 30, 2016 and December 31, 2015

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

As of June 30, 2016 and 2015, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

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
June 30, 2016 and December 31, 2015

(Unaudited)

Note F - Notes Payable to Stockholders - Continued

Through June 30, 2016 and December 31, 2015, respectively, an aggregate of approximately $774,151 and $607,314, inclusive of the effect of the June 1, 2016 Settlement Agreement, as the lender continues to advance funds to support the Company’s working capital needs.  The Company is delinquent in making the required monthly installment payments.

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the six months ended June 30, 2016 and 2015, respectively, are as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2016	2015
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of June 30, 2016, the Company had aggregate net operating loss carryforward(s) to offset future taxable income of approximately $1,210,000.   The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the six months ended June 30, 2016 and 2015, respectively, are as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2016	2015

Statutory rate applied to income before income taxes	$(32,600)	$(193,700)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward(s)	32,600	193,700

Income tax expense	$—	$—

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of June 30, 2016 and December 31, 2015, respectively:

	June 30,	December 31,
	2016	2015
Deferred tax assets
Net operating loss carryforwards	$417,600	$385,000
Less valuation allowance	(417,600)	(385,000)

Net Deferred Tax Asset	$—	$—

During the six months ended June 30, 2016 and for the year ended December 31, 2015, respectively, the valuation allowance against the deferred tax asset increased by approximately $32,600 and $251,000.

MCPI, Inc.
Notes to Consolidated Financial Statements - Continued
June 30, 2016 and December 31, 2015

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

(3) Results of Operations

The Company recognized no revenues during either of the six or three month periods ended June 30, 2016 and 2015, respectively.  Concurrent with the March 31, 2016 termination of the Management Contract held by Medical Management Systems, Inc., the Company wrote off the approximate $80,000 in accrued management fees and the corresponding deferred revenues of equal amount.  The Company never recognized any revenues from said Management Contract as the ultimate receipt of payment, if any, was always in doubt in the opinion of the Company’s management.

The Company incurred general operating expenses of approximately $67,600 and $540,000  during each of the respective six month periods ended June 30, 2016 and 2015.  These expenses were predominately related to legal and professional fees, efforts to implement the Company’s business plan, maintenance of the corporate entity and compliance with the periodic reporting requirements of being a publicly-owned company.  Expenditure levels are anticipated to fluctuate depending on the Company’s activities related to its stated business plan.

Loss per share for each of the six month periods ended June 30, 2016 and 2015, respectively, were $0.00 and $(0.01), based on the weighted-average shares issued and outstanding during each period.

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

(5) Liquidity and Capital Resources

At June 30, 2016 and December 31, 2015, respectively, the Company had working capital of approximately $(881,000) and $(770,000), respectively; inclusive of all related party accounts receivable, accrued expenses and line-of-credit notes payable.

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

(b) Changes in Internal Controls

There were no other significant changes (including other corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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