Form 10-Q/A
period 2015-09-30
MCPI, INC.
filed 2016-08-04
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q/A
(Amendment No. 2)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 1, 2016: 50,220,000 shares of common stock, par value $0.001

MCPI, Inc.
AMENDMENT NO. 2 TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to our Quarterly Report on Form 10-Q/Afor the period ended September 30, 2015 as filed with the Securities and Exchange Commission on August 2, 2016 is to furnish Exhibits 101 to the Form 10-Q/A.

No changes have been made to the Quarterly Report other than the furnishing of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE described above. This Amendment No. 2 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q, as amended.

Part II - Other Information

Item 6 - Exhibits

31.1          Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive/Financial Officer (+)
32.1          Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 - Chief Executive/Financial Officer (+)
101           Interactive data files pursuant to Rule 405 of Regulation S-T.

(+) - previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCPI, Inc.

Dated: August 4, 2016	/s/ R.Wayne Duke
R.Wayne Duke
Chief Executive and Financial Officer

2