Form 10-K/A
period 2015-12-31
MCPI, INC.
filed 2016-08-04
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

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

MCPI, Inc.
AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the period ended December 31, 2015 as filed with the Securities and Exchange Commission on August 2, 2016 is to furnish Exhibits 101 to the Form 10-K.

No changes have been made to the Annual Report other than the furnishing of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE described above. This Amendment No. 1 to Form 10-K does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K, as amended.

Item 15 - Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation (*)
3.2	Bylaws (*)
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002 (+)
32.1 101	Section 906 Certification under Sarbanes Oxley Act of 2002 (+) Interactive data files pursuant to Rule 405 of Regulation S-T.

(*) - Incorporated by Reference to our Registration Statement on Form S-1 filed on May 3, 2011.
(+) - previously included on Form 10-K filed on August 2, 2016

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

2