Form 10-Q/A
period 2016-03-31
MCPI, INC.
filed 2016-08-04
CIK 1516559

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
FOR THE QUARTER ENDED MARCH 31, 2016

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2016 as filed with the Securities and Exchange Commission on August 2, 2016 is to furnish Exhibits 101 to the Form 10-Q.

No changes have been made to the Quarterly Report other than the furnishing of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE described above. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q, as amended.

Part II - Other Information

Item 6 - Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer (+)
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer (+)
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

(+) - previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCPI, Inc.

Dated: August 4, 2016	/s/ R.Wayne Duke
R.Wayne Duke
Chief Executive and Financial Officer

2