Form 10-Q
period 2016-09-30
MCPI, INC.
filed 2016-10-31
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 31, 2016: 50,220,000 shares of common stock, par value $0.001

MCPI, Inc.

Form 10-Q for the Quarter ended September 30, 2016

Part I - Financial Information

Item 1 - Financial Statements

MCPI, Inc.
Consolidated Balance Sheets
September 30, 2016 and December 31, 2015

	(Unaudited)	(Audited)
	September 30,	December 31,
	2016	2015
ASSETS

Current Assets
Cash and cash equivalents	$—	$—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable
Third parties	$7,338	$20,947
Accrued expenses
Related parties	59,846	59,846
Accrued interest payable
Related parties	39,936	81,816
Note payable to stockholder	818,770	607,314

Total Liabilities	925,890	769,923

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
25,000,000 shares authorized.
None issued and outstanding.	—	—
Common stock - $0.001 par value.
500,000,000 shares authorized.
50,220,000 and 50,170,000 shares issued and outstanding	50,220	50,220
Additional paid-in capital	59,336,620	59,336,620
Accumulated deficit	(60,312,730)	(60,156,763)

Total Stockholders' Equity (Deficit)	(925,890)	(769,923)

Total Liabilities and Stockholders’ Equity (Deficit)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MCPI, Inc.
Consolidated Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2016 and 2015

(Unaudited)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenues	$—	$20,652	$—	$10,652
Cost of Sales	—	(25,467)	—	(16,236)

Gross Profit	—	(4,815)	—	(5,584)

Operating expenses
Professional fees	92,144	396,114	24,517	47,292
General and administrative costs	—	125,939	—	(64,888)
Depreciation and amortization	—	6,974	—	(737)

Total operating expenses	92,144	529,027	24,517	(18,333)

Loss from operations	(92,144)	(533,842)	(24,517)	(12,749)

Other income (expense)
Interest expense on notes payable to stockholder	(63,823)	(23,152)	(20,461)	—

Loss before provision for income taxes	(155,967)	(556,994)	(44,978)	(12,749)

Provision for income taxes	—	—	—	—

Net loss	(155,967)	(556,994)	(44,978)	(12,749)

Other comprehensive income	—	—	—	—

Comprehensive loss	$(155,967)	$(556,994)	$(44,978)	$(12,749)

Loss per weighted-average share of common stock
outstanding, computed on net loss - basic and fully diluted	nil	$(0.01)	nil	nil

Weighted-average number of shares of common stock outstanding - basic and fully diluted	50,220,000	50,213,094	50,220,000	50,220,000

The accompanying notes are an integral part of these consolidated financial statements.

MCPI, Inc.
Consolidated Statements of Cash Flows
Nine months ended September 30, 2016 and 2015

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2016	2015
Cash Flows from Operating Activities
Net income (loss) for the period	$(155,967)	$(556,994)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	—	6,974
Common stock issued for professional fees	—	15,000
Note payable to related party restructuring fees	21,140	—
Donated capital	—	—
(Increase) Decrease in
Other assets	—	—
Increase (Decrease) in
Accounts payable - third party	—	(1,400)
Accounts payable - related parties	—	35,947
Accrued expenses - third party	(13,609)	10,888
Accrued expenses - related parties	63,823	31,628
Deferred revenues	—	(5,000)

Net cash used in operating activities	(84,613)	(462,957)

Cash Flows from Investing Activities
Purchase of fixed assets in subsequently abandoned grow operation	—	(58,354)

Net cash used in investing activities	—	(58,354)

Cash Flows from Financing Activities
Contributed capital	—	300,000
Cash received from notes payable to stockholders	84,613	214,925

Net cash provided by financing activities	84,613	514,925

Increase (Decrease) in Cash	—	(6,387)

Cash at beginning of period	—	14,763

Cash at end of period	$—	$8,376

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MCPI, Inc.
Notes to Consolidated Financial Statements
September 30, 2016 and December 31, 2015

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
September 30, 2016 and December 31, 2015

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

The accompanying consolidated financial statements, as of and for the periods ended September 30, 2016 and 2015, respectively, contain the accounts of MCPI, Inc.; its wholly-owned subsidiaries, Medical Management Systems, Inc., Med-Pharma Management, Inc., High Desert MMJ, Inc.; and it’s majority-owned joint venture, Emerald Mountain Organics.  All significant intercompany transactions have been eliminated.  The consolidated entities are collectively referred to as “Company”.

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
September 30, 2016 and December 31, 2015

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2016 and December 31, 2015, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

MCPI, Inc.
Notes to Consolidated Financial Statements - Continued
September 30, 2016 and December 31, 2015

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

As of September 30, 2016 and 2015, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

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

On May 11, 2016, as a component of the aforementioned Settlement Agreement, the Company and Charles Stidham, who is, directly and indirectly, a controlling stockholder of the Company, entered into a new Promissory Note agreement dated March 31, 2016.  The note is for the principal amount of $752,694.19, bears interest at 10.0% per annum and requires monthly debt service payments of approximately $15,992.55 commencing June 30, 2016 through June 30, 2017, at which time all remaining principal and accrued interest is due and payable.  The note also contains a repayment clause where the principal and accrued interest may be paid in common stock of the Company at a conversion rate of $0.001 per share.  The lender, as controlling stockholder, verbally suspended the common stock conversion clause at the execution date of the note and said suspension remains in effect as of the date of these financial statements.  The Company is delinquent in making the scheduled monthly debt service payments and no action is expected to be taken by the lender.

MCPI, Inc.
Notes to Consolidated Financial Statements - Continued
September 30, 2016 and December 31, 2015

(Unaudited)

Note F - Notes Payable to Stockholders - Continued

Through September 30, 2016 and December 31, 2015, respectively, an aggregate of approximately $818,770 and $607,314, inclusive of the effect of the June 1, 2016 Settlement Agreement, as the lender continues to advance funds to support the Company’s working capital needs.  The Company is delinquent in making the required monthly installment payments.

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the nine months ended September 30, 2016 and 2015, respectively, are as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2016	2015
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of September 30, 2016, the Company had aggregate net operating loss carryforward(s) to offset future taxable income of approximately $1,255,000.   The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the nine months ended September 30, 2016 and 2015, respectively, are as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2016	2015

Statutory rate applied to income before income taxes	$(53,000)	$(189,400)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward(s)	53,000	189,400

Income tax expense	$—	$—

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of September 30, 2016 and December 31, 2015, respectively:

	September 30,	December 31,
	2016	2015
Deferred tax assets
Net operating loss carryforwards	$426,700	$385,000
Less valuation allowance	(426,700)	(385,000)

Net Deferred Tax Asset	$—	$—

During the nine months ended September 30, 2016 and for the year ended December 31, 2015, respectively, the valuation allowance against the deferred tax asset increased by approximately $41,700 and $251,000.

MCPI, Inc.
Notes to Consolidated Financial Statements - Continued
September 30, 2016 and December 31, 2015

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

On February 29, 2016, the Company filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission noting a pending 1 for 10 reverse split of the Company’s issued and outstanding common stock; as approved by the Company’s Board of Directors, and a concurrent amendment to the Company’s Articles of Incorporation setting the authorized capital of the Company from the authorized, as adjusted, 25,000,000 post-split shares of common stock to 500,000,000 shares of $0.001 par value common stock and the authorized, as adjusted, 250,000 post-split shares of preferred stock to 25,000,000 shares of $0001 par value preferred stock.  The time to implement the reverse split action has expired and no further action is anticipated by the Company’s Board of Directors.

Note I - Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of preferred stock, $0.001 par value.  As of September 30, 2016, there are no shares of preferred stock issued and outstanding.

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

(3) Results of Operations

The Company recognized no revenues during either of the nine or three month periods ended September 30, 2016.  Concurrent with the March 31, 2016 termination of the Management Contract held by Medical Management Systems, Inc., the Company wrote off the approximate $80,000 in accrued management fees and the corresponding deferred revenues of equal amount.  The Company never recognized any revenues from said Management Contract as the ultimate receipt of payment, if any, was always in doubt in the opinion of the Company’s management.  The recognized revenues and costs of sales for the nine months ended September 30, 2015 relate solely to the Company’s former joint venture which was abandoned in December 2015, as previously discussed and disclosed.

The Company incurred general operating expenses of approximately $92,000 and $529,000  during each of the respective nine month periods ended September 30, 2016 and 2015.  These expenses were predominately related to legal and professional fees, efforts to implement the Company’s business plan, maintenance of the corporate entity and compliance with the periodic reporting requirements of being a publicly-owned company.  Expenditure levels are anticipated to fluctuate depending on the Company’s activities related to its stated business plan.

Loss per share for each of the nine month periods ended September 30, 2016 and 2015, respectively, were $0.00 and $(0.01), based on the weighted-average shares issued and outstanding during each period.

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

(5) Liquidity and Capital Resources

At September 30, 2016 and December 31, 2015, respectively, the Company had working capital of approximately $(926,000) and $(770,000), respectively; inclusive of all related party accounts receivable, accrued expenses and line-of-credit notes payable.

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

(b) Changes in Internal Controls

There were no other significant changes (including other corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

MCPI, Inc.

Dated: October 31, 2016	/s/ R.Wayne Duke
R.Wayne Duke
Chief Executive and Financial Officer