Form 10-K
period 2016-12-31
Mansfield-Martin Exploration Mining, Inc.
filed 2017-04-17
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒       Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

☐       Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-28453

Mansfield-Martin Exploration Mining, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-0704149
(State of incorporation)	(IRS Employer ID Number)

1137 Highway 80 East, Post Office Box 1218, Tombstone, AZ 86638
(Address of principal executive offices)

(520) 457-9404
(Issuer’s telephone number)

MCPI, Inc.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of April 13, 2017 was approximately $3,232,500 based upon 51,720,000 shares held by non-affiliates.

As of April 13, 2017, there were 336,300,000 shares of Common Stock issued and outstanding.

Mansfield-Martin Exploration Mining, Inc.

Form 10-K for the Year Ended December 31, 2016

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

PART I

Item 1 - Business

General

Mansfield-Martin Exploration Mining, Inc. (“Company” or “MMEM”) was incorporated under the laws of the State of Nevada on February 23, 2011.  The Company was originally incorporated as SW China Imports, Inc. on February 23, 2011 in the State of Nevada.  The Company’s initial business plan was to import high-end handmade lace wigs, hairpieces, and other beauty supplies and accessories manufactured overseas into the United States.  In June 2014, the Company changed its name to Med-Cannabis Pharma, Inc. and implemented a new business plan to enter into the retail sale of medical and personal use  marijuana, where allowable.  In October 2015, the Company changed its name to MCPI, Inc.  In March 2017, the Company, in anticipation of consummating a proposed asset acquisition transaction, changed its name to Mansfield-Martin Exploration Mining, Inc.

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
During the first 10 days of October 2015, the Company’s subsidiary, High Desert MMJ, Inc., learned that the 1.0% minority partner in the Emerald Mountain Organics joint venture had absconded with all of the assets of the joint venture.  Efforts to locate and recover either the individuals representing said 1.0% minority partner or the said absconded assets were unsuccessful.  Accordingly, effective October 10, 2015, High Desert MMJ, Inc. abandoned the Emerald Mountain Organics joint venture and wrote off its investment.  The cumulative start-up losses in the Company’s consolidated financial statements for the Emerald Mountain Organics joint venture through the date of abandonment were approximately $53,000 and the Company recognized a loss on the stolen assets of approximately $51,000 during the quarter ended December 31, 2015.

On June 1, 2016, the Company entered into a Settlement, General and Mutual Release of Claims and Assignment of Interest Transfer Agreement (Settlement Agreement) with its majority shareholder and a related party.  The Settlement Agreement relates to the Company’s management of three medical marijuana dispensaries (Stores) located in Oregon, which are owned by Bendor Investments, Ltd. (Bendor), whose sole shareholder is Charles Stidham.  The Company owed Mr. Stidham approximately $1,100,000, including accrued interest, as of the date of the Settlement Agreement.

The Company asserted a claim for management fees of approximately $80,000 and reimbursement of monies advanced to support the operations of the Stores totaling approximately $343,000 for the services of the Company’s wholly-owned subsidiary, Medical Management Systems, Inc. (MMS), in managing the Stores.  Bendor disputed this claim.  To resolve the dispute, the parties agreed to forgive the accrued management fees and to offset the approximately $343,000 due from Bendor against the approximately $1,100,000 owed to Mr. Stidham with the Company releasing any and all interests it may have had in the Stores and MMS.  Additionally, the Company agreed to assign a trademark to Mr. Stidham as well as executing a new Note in the principal sum of $752,694.19.  The effect of the June 1, 2016 Settlement Agreement is reflected in the accompanying 2015 consolidated financial statements.

Pending Transaction

On November 28, 2016, the Company entered into a Material Definitive Agreement (Agreement) with Armada Mining, Inc. of Tombstone, Arizona, an Arizona corporation (Armada).  Under the terms of the Agreement, the Company will issue 284,580,000 shares of its common stock to Armada, its affiliates, related entities and other common parties in exchange for rights and interests in mining properties in the Tombstone Mining District of Arizona.  The Company will acquire rights and interests to approximately 3,800 acres of contiguous mineral leases, including some property acquired in fee simple, and ownership of 100% of Tombstone Development Company, which was formed in 1933, and is believed to be the oldest continually operating mining company in Arizona.  Subject to the completion of due diligence, acquisition of adequate financing and various regulatory approvals, the Company intends to commence development of these properties by processing previously mined materials for gold, silver and other precious or base metals, by reopening and developing existing mines using modern equipment and techniques and by completing an existing drill/test grid to establish the boundary of producible ore bodies, in anticipation of a Bankable Feasibility Study and further development.

Upon completion of the terms of the Agreement, Armada will own approximately 85% of the Company’s  post-transaction issued and outstanding common stock of the Company.  Armada has represented to the Company that it anticipates exchanging a portion of these shares with their existing shareholders; using a portion to satisfy existing obligations to related parties and others; and using a portion to finance other Armada operations.  The Agreement anticipates that Company, post-transaction, will have new Board of Directors that will, in turn, appoint new management for the Company.  Additionally, the Company and Armada have facilitated a change in the Company’s corporate name to better reflect the nature and focus of the Company’s proposed ongoing and future business interests.

As of the date of this filing, this transaction has not been completed and, in the opinion of current management, remains viable.
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

The Company currently has no employees.

Management of the Company expects to use consultants, attorneys and accountants, as necessary, so long as it is seeking and evaluating business opportunities.

The need for additional employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Item 1A - Risk Factors

We have a limited operating history with our current business.  The Company was incorporated in 2011 and was unsuccessful at previous business plans.

Originally, the Company was formed to operate as an importer of high-end handmade lace wigs, hairpieces and related beauty products.  The Company’s operations as both a support entity to the legal marijuana business and as a direct retailer, which it has focused on since the third quarter of 2014, generated only limited revenues and was abandoned in early-2016.  Future operations are subject to all the problems, expenses, difficulties, complications and delays encountered in establishing new businesses.  The Company believes that it will become commercially viable, generate significant revenues and operate at a profit in future periods; however, there are no assurances that these projections will occur.

The Company will require additional financing to become commercially viable.

As December 31, 2016, the Company had a line-of-credit (”LOC”) to a related party stockholder with an outstanding balance of approximately $820,000, bearing interest at 10% annually. This LOC was entered into on June 1, 2016 and replaced all previous shareholder notes.  During the year ended December 31, 2016 and 2015, interest expense on these financing vehicles was approximately $304,000 and $73,000, inclusive of non-cash charges for partial note conversions to common stock at less than “fair value”.

The Company’s current mining business can be capital intensive.

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

The Company’s business plan anticipates that operations will undergo significant expansion during 2017 and beyond.  This expansion will require the Company manage a larger and more complex organization, which could place a significant strain on our managerial, operational and financial resources.  Management may not succeed with these efforts.  Failure to expand in an efficient manner could cause expenses to be greater than anticipated, revenues to grow more slowly than expected and could otherwise have an adverse effect on the business, financial condition and results of operations.

Our business could be affected by changes in governmental regulation.

Federal, State and Local laws and regulations governing mining operations are broad in scope and are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance.  In addition, violations of these laws, actual or alleged, could disrupt the Company’s planned business and adversely affect our financial condition and results of operations.  In addition, it is possible that additional or revised Federal, State and Local laws and regulations may be enacted in the future governing the mining industry.  There can be no assurance that the Company will be able to comply with any such laws and regulations and its failure to do so could significantly harm our business, financial condition and results of operations.

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

The mining industry is subject to significant competition as it implements its business strategy.  The ability of MCPI to effectively compete could be hindered by a lack of funds, poor positioning, management error, and other factors.  The inability to effectively compete could adversely affect our business, financial condition and results of operations.

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

The Certificate or Articles of Incorporation and Bylaws of MMEM provide for indemnification of directors and officers at the expense of the respective corporation and limit their liability.  This may result in a major cost to the corporation and hurt the interests of stockholders because corporate resources may be expended for the benefit of directors and officers.  The Company has been advised that, in the opinion of the SEC, indemnification for liabilities arising under Federal Securities Laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

The market for the MMEM Shares is extremely limited and sporadic.

MMEM’s common stock is quoted on the OTC Pink Sheets.  The market for MMEM’s common stock is limited and sporadic.  Trading in stock quoted on the Pink Sheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects.  This volatility could depress or exaggerate the market price of MMEM’s common stock for reasons unrelated to operating performance.  Moreover, the trading of securities in the Pink Sheets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ, or a stock exchange like the New York Stock Exchange.

MMEM’s common stock is a penny stock. Trading of MMEM’s common stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our common stock.

MMEM’s common stock is a penny stock.  The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  MMEM’s common stock is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors.  The term “accredited investor ” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in, and limit the marketability of, MMEM’s common stock.

In addition to the penny stock rules promulgated by the SEC, FINRA (the Financial Industry Regulatory Authority) has adopted rules that require when recommending an investment to a customer, a broker- dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low -priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers.  FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy MMEM’s common stock, which may limit investor ability to buy and sell MMEM’s common stock.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact MMEM’s common stock.

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

The board of directors of MMEM has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to adversely affect common stockholder voting power and rights upon liquidation.

MMEM’s Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders of preferred stock the rights to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

The ability of our principal stockholders, including our CEO, to control our business may limit or eliminate minority stockholders’ ability to influence corporate affairs.

Upon completion of the Armada transaction, the principal stockholder of MMEM common stock will hold 284,580.000 shares (or approximately 84.5%) of the Company’s issued and outstanding common stock.  Additionally, a former controlling shareholder holds a convertible Promissory Note with a balance due of approximately $881,000, including accrued interest, which currently has a conversion clause to common stock which has been indefinitely suspended by the Holder of the Promissory Note.  The revocation of this suspension could cause the issuance of an additional 881,000,000 shares of common stock, which is far in excess of the Company’s currently authorized shares.

Because of the number of shares currently held and the conversion feature on the Promissory Note, these parties are in a position to significantly influence membership of our board of directors as well as all other matters requiring stockholder approval, as well as control the affairs of MMEM and it’s subsidiaries.  The interests of our principal stockholders may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders have no way of overriding decisions made by our principal stockholders.  This level of control may also have an adverse impact on the market value of our shares because our principal stockholders may institute or undertake transactions, policies or programs that result in losses and/or may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

We do not expect to pay cash dividends in the foreseeable future.

The Company has never paid cash dividends on their shares of common stock. MMEM does not expect to pay a cash dividends on its common stock at any time in the foreseeable future.  The future payment of dividends depends upon future earnings, capital requirements, financial requirements and other factors that the companies’ boards of directors will consider.  Since they do not anticipate paying cash dividends on the common stock, return on investment, if any, will depend solely on an increase, if any, in the market value of the common stock.

Future sales of shares of MMEM common stock pursuant to Rule 144 under the Securities Act could adversely affect the market price of MMEM’s common stock.

MMEM currently has approximately 51,720,000 outstanding shares of its common stock which were issued pursuant registration statements and/or exemptions from registration under the Securities Act and applicable state securities laws, but which are now available for public sale pursuant to Rule 144 under the Securities Act and comparable exemptions under applicable state securities laws.  The potential of such sales could adversely affect the market price of MMEM’s common stock.

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

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The Company currently maintains a physical and mailing address at 1137 Highway 80 East, Post Office Box 1218, Tombstone, AZ 86638.  The Company’s telephone number there is (520) 457-9404.  Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.  The Company pays no rent or other fees for the use of the mailing address as this address is virtually full-time by other businesses related to the Company’s majority stockholder.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

Item 3 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4 - Mine Safety Disclosures

As of the date of this filing, the Company has not completed the Armada transaction, as previously discussed. Accordingly, The Company has no reportable events as defined in Section 1503 of the Dodd-Frank Act and does not anticipate nor is aware of any reportable events currently existing or to exist within the Armada transaction.
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

	High	Low
Fiscal year ended December 31, 2016
Quarter ended December 31, 2016	$0.25	$0.03
Quarter ended September 30, 2016	$0.08	$0.02
Quarter ended June 30, 2016	$0.18	$0.04
Quarter ended March 30, 2016	$0.19	$0.07

Fiscal year ended December 31, 2015
Quarter ended December 31, 2015	$0.30	$0.25
Quarter ended September 30, 2015	$0.40	$0.27
Quarter ended June 30, 2015	$0.40	$0.17
Quarter ended March 31, 2015	$0.23	$0.04

Fiscal year ended December 31, 2014
Quarter ended December 31, 2014	$0.30	$0.24
Quarter ended September 30, 2014	$0.80	$0.14
Quarter ended June 30, 2014	$0.12	$0.02
Quarter ended March 31, 2014	$0.02	$0.001

The closing price of our common stock on April 13, 2017 was $0.0625 as reported by the OTCQB Bulletin Board.

Holders of Record

As of April 10, 2017, we had 51,720,000 shares of our common stock issued and outstanding held by approximately 75 stockholders of record.  We had no shares of preferred stock issued and outstanding.

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

On November 30, 2016, Charles Stidham notified the Company that he was withdrawing his suspension of the conversion clause in his March 31, 2016 Promissory Note only for the conversion of $150 in outstanding principal and, concurrently, reinstating the suspension of the conversion clause for all remaining outstanding principal.  This limited one-time conversion caused the issuance 0f 1,500,000 shares of common stock with a “fair value” of $217,350 resulting in a non-cash charge to operations of approximately $217,200, which is reflected as a component of interest expense in the accompanying financial statements.

As of December 31, 2016 and 2015, respectively, the Company had 336,300,000 and 50,220,000 shares of its common stock issued and outstanding.

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

As of December 31, 2016, the Company had no shares of its preferred stock issued and outstanding.
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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2016, we have not adopted an equity compensation plan and have not granted any stock options.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities without registration since January 1, 2012 through December 31, 2016:

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

On March 27, 2014 the then-controlling shareholders of Mansfield-Martin Exploration Mining, Inc. (formerly either MCPI, Inc; Med-Cannabis Pharma, Inc.; or SW China, Inc.) sold 210,000,000 of their shares to Big Sky Oil, Inc. and another investor, resulting in a change of control.

On July 28, 2014, Big Sky Oil, Inc., the majority shareholder of Mansfield-Martin Exploration Mining, Inc. (formerly MCPI, Inc.; Med-Cannabis Pharma Inc.; or SW China, Inc.) voluntarily returned 159,930,000 shares of the Company’s common stock it had purchased from prior management.  These shares were returned to the treasury for use in future possible issuances by the Company.

On November 14, 2014, the Company issued 100,000 shares of common stock to Carla Wienert for services in conjunction with on-site store management.  The Company relied on exemptions from registration pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

On November 30, 2016, Charles Stidham notified the Company that he was withdrawing his suspension of the conversion clause in his March 31, 2016 Promissory Note only for the conversion of $150 in outstanding principal and continuing the suspension of the conversion clause for all remaining outstanding principal.  This limited one-time conversion caused the issuance 0f 1,500,000 shares of common stock with a “fair value” of $217,350 resulting in a non-cash charge to operations of approximately $217,200, which is reflected as a component of interest expense in the accompanying financial statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2016, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

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

(2) General

The Company was originally incorporated as SW China Imports, Inc. on February 23, 2011 in the State of Nevada.  The Company’s initial business plan was to import high-end handmade lace wigs, hairpieces, and other beauty supplies and accessories manufactured overseas into the United States.

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

As of September 30, 2015, Medical Management Systems, Inc. held a Management Contract for three marijuana dispensaries located in Newport, Bend, and Cottage Grove, Oregon, which are owned by a company controlled by a related party.  This Management Contract was terminated by the consent of both parties, effective March 31, 2016.   Med-Pharma only conducted introductory due diligence efforts in the State of Washington and, currently, has abandoned all activities in the State of Washington.  Emerald Mountain Organics had, as of September 30,2015, established an early-phase growing operation and has generated nominal sales.

During the first 10 days of October 2015, the Company’s subsidiary, High Desert MMJ, Inc., learned that the 1.0% minority partner in the Emerald Mountain Organics joint venture had absconded with all of the assets of the joint venture.  Efforts to locate and recover either the individuals representing said 1.0% minority partner or the said absconded assets were unsuccessful.  Accordingly, effective October 10, 2015, High Desert MMJ, Inc. abandoned the Emerald Mountain Organics joint venture and wrote off its investment.  The cumulative start-up losses in the Company’s consolidated financial statements for the Emerald Mountain Organics joint venture, through the date of abandonment were approximately $53,000 and the Company recognized a loss on the stolen assets of approximately $51,000 during the quarter ended December 31, 2015.

On June 1, 2016, the Company entered into a Settlement, General and Mutual Release of Claims and Assignment of Interest Transfer Agreement (Settlement Agreement) with its majority shareholder and a related party.  The Settlement Agreement relates to the Company’s management of three medical marijuana dispensaries (Stores) located in Oregon, which are owned by Bendor Investments, Ltd. (Bendor), whose sole shareholder is Charles Stidham.  The Company owed Mr. Stidham approximately $1,100,000, including accrued interest, as of the date of the Settlement Agreement.

The Company asserted a claim for management fees of approximately $80,000 and reimbursement of approximately $343,000 for the services of the Company’s wholly-owned subsidiary, Medical Management Systems, Inc. (MMS), in managing the Stores.  Bendor disputed this claim.  To resolve the dispute, the parties agreed to forgive the accrued management fees and to offset the approximately $343,000 due from Bendor against the approximately $1,100,000 owed to Mr. Stidham with the Company releasing any and all interests it may have had in the Stores and MMS.  Additionally, the Company agreed to assign a trademark to Mr. Stidham as well as executing a new Note in the principal sum of $752,694.19.  The effect of the June 1, 2016 Settlement Agreement , due to the timing of this release of these amended financial statements and this transaction, is reflected in the accompanying consolidated financial statements.

In March 2017, the Company, in anticipation of consummating a proposed asset acquisition transaction, changed its name to Mansfield-Martin Exploration Mining, Inc.

Pending Transaction

On November 28, 2016, the Company entered into a Material Definitive Agreement (Agreement) with Armada Mining, Inc. of Tombstone, Arizona, an Arizona corporation (Armada).  Under the terms of the Agreement, the Company will issue 284,580,000 shares of its common stock to Armada, its affiliates, related entities and other common parties in exchange for rights and interests in mining properties in the Tombstone Mining District of Arizona.  The Company will acquire rights and interests to approximately 3,800 acres of contiguous mineral leases, including some property acquired in fee simple, and ownership of 100% of Tombstone Development Company, which was formed in 1933, and is believed to be the oldest continually operating mining company in Arizona.  Subject to the completion of due diligence, acquisition of adequate financing and various regulatory approvals, the Company intends to commence development of these properties by processing previously mined materials for silver, as well as precious and base metals, by reopening and developing existing mines using modern equipment and techniques and by completing an existing drill/test grid to establish the boundary of producible ore bodies, in anticipation of a Bankable Feasibility Study and further development.

Upon completion of the terms of the Agreement, Armada will own approximately 85% of the Company’s  post-transaction issued and outstanding common stock of the Company.  Armada has represented to the Company that it anticipates exchanging a portion of these shares with its existing shareholders; using a portion to satisfy existing obligations to related parties and others; and using a portion to finance other Armada operations.  The Agreement anticipates that Company, post-transaction, will have new Board of Directors that will, in turn, appoint new management for the Company.  Additionally, the Company and Armada have facilitated a change in the Company’s corporate name to better reflect the nature and focus of the Company’s proposed ongoing and future business interests.

As of the date of this filing, this transaction has not been completed and, in the opinion of current management, remains viable.

(3) Results of Operations

The Company has no recognized revenues for either Calendar 2016 or 2015.

In 2015 and 2014, the Company, pursuant to a Management Agreement, has recorded deferred revenues of approximately $65,000 and $5,000, respectively, for management fees receivable from a related party owner of three (3) marijuana dispensaries located in the State of Oregon.  These accrued management fees were forgiven pursuant to the June 1, 2016 Settlement Agreement previously discussed.

In conjunction with the Company’s business plan, as discussed in Item I of this document, the Company has expended considerable effort and financial resources to the implementation of its business plan.  The Company has incurred operating expenses requiring cash payments of approximately $86,000 and $298,000, which were funded through a line-of-credit with an entity affiliated with the Company’s controlling stockholder.

Earnings (Loss) per share for the respective years ended December 31, 2016 and 2015 were $(0.01) and $(0.01) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(4) Plan of Business

On November 28, 2016, the Company entered into a Material Definitive Agreement (Agreement) with Armada Mining, Inc. of Tombstone, Arizona, an Arizona corporation (Armada).  Under the terms of the Agreement, the Company will issue 284,580,000 shares of its common stock to Armada, its affiliates, related entities and other common parties in exchange for rights and interests in mining properties in the Tombstone Mining District of Arizona.  The Company will acquire rights and interests to approximately 3,800 acres of contiguous mineral leases, including some property acquired in fee simple, and ownership of 100% of Tombstone Development Company, which was formed in 1933, and is believed to be the oldest continually operating mining company in Arizona.  Subject to the completion of due diligence, acquisition of adequate financing and various regulatory approvals, the Company intends to commence development of these properties by processing previously mined materials for silver, as well as precious and base metals, by reopening and developing existing mines using modern equipment and techniques and by completing an existing drill/test grid to establish the boundary of producible ore bodies, in anticipation of a Bankable Feasibility Study and further development.

Upon completion of the terms of the Agreement, Armada will own approximately 85% of the Company’s  post-transaction issued and outstanding common stock of the Company.  Armada has represented to the Company that it anticipates exchanging a portion of these shares with their existing shareholders; using a portion to satisfy existing obligations to related parties and others; and using a portion to finance other Armada operations.  The Agreement anticipates that Company, post-transaction, will have new Board of Directors that will, in turn, appoint new management for the Company.  Additionally, the Company and Armada have facilitated a change in the Company’s corporate name to better reflect the nature and focus of the Company’s proposed ongoing and future business interests.

As of the date of this filing, this transaction has not been completed and, in the opinion of current management, remains viable.

(5) Liquidity and Capital Resources

At December 31, 2016 and 2015, respectively, the Company had working capital of approximately $(953,000) $(770,000); inclusive of all related party accounts receivable, accrued expenses and line-of-credit notes payable.

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 3, 2015, the Board of Directors of the Company dismissed its independent registered public accounting firm, M&K CPAS, PLLC (“M&K”).

The reports of M&K on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2014 and 2013 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles except as to a going concern qualification. During the fiscal years ended December 31, 2014 and 2013, and the subsequent interim period through July 2, 2015, there were no (i) “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) with M&K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to M&K’s satisfaction, would have caused M&K to make reference to the subject matter thereof in its reports for such fiscal years and interim period, or (ii) “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided M&K with a copy of the disclosures made in a Current Report on Form 8-K and requested that M&K furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the Company’s statements herein and, if not, stating the respects in which it does not agree. A copy of the letter furnished by M&K was filed in said Form 8-K.

On July 3, 2015, the Company engaged Bongiovanni & Associates, PA (Bongiovanni) as its new independent certified public accounting firm to audit the Company’s financial statements for the fiscal year ended December 31, 2015.

During the fiscal years ended December 31, 2014 and 2013, and the subsequent interim period through July 2, 2015, neither the Company nor anyone on its behalf consulted with Bongiovanni regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that Bongiovanni concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) or a “reportable event” (as that term is described in Item 304(a)(1)(v) of Regulation S-K).

During the 2nd quarter of Calendar 2016, the Company was informed that its auditors, Bongiovanni & Associates, PA had changed its name to L&L CPA’s, PA, effective December 31, 2015.

On April 12, 2017, the Board of Directors of the Company, as a result of a pending change in control and change in officers and directors, elected to dismiss its independent registered public accounting firm, L&L CPA’s PA (L&L) of Cornelius NC.  The reports of L&L on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2015 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles except as to a going concern qualification.  During the fiscal years ended December 31, 2015, and the subsequent interim period through April 12, 2017, there were no (i) “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) with L&L on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to L&L’s satisfaction, would have caused L&L to make reference to the subject matter thereof in its reports for such fiscal years and interim period, or (ii) “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided L&L with a copy of the disclosures made in a Current Report on Form 8-K and requested that L&L furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the Company’s statements herein and, if not, stating the respects in which it does not agree.  A copy of the letter furnished by L&L was filed in said Form 8-K.

On April 12, 2017, the Company’s Board of Directors elected to engage David S. Friedkin, CPA of River Vale, NJ (Friedkin) as its new independent certified public accounting firm to audit the Company’s financial statements for the fiscal year ended December 31, 2016.

During the fiscal years ended December 31, 2015 and 2014, and the subsequent interim period through April 12, 2017, neither the Company nor anyone on its behalf consulted with Friedkin regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that Friedkin concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) or a “reportable event” (as that term is described in Item 304(a)(1)(v) of Regulation S-K).

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

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

--	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
--
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

--	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2016 has determined that we have a business plans with significant risk, no operations, revenues or employees.  Because we have only two executive operating officers, the Company's internal controls are deficient for the following reasons, (1) there are limited entity level controls due to our limited personnel, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2016.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company grows to a point to justify a larger staff and a more complex system of controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

John T. Bauska	66	President, Chief Executive Officer,
		Secretary/Treasurer, Chief Financial Officer and Sole Director,
		since November 2016

Dan M. Leatzow	40	Director, since November 2016

Our directors serve for a term beginning with election and ending with resignation, removal by the stockholders, or election of a successor by the stockholders.  Executive officers serve by appointment at the discretion of the board of directors.

John T. Bauska - Mr. Bauska has over 40 years of experience in roadbuilding and earthmoving, and over 30 years of experience in precious metals mining in Montana and Arizona.  He has been involved in mining projects in the Tombstone Mining District for nearly 20 years, including as Vice President of Mergers and Acquisitions at Tombstone Exploration & Mining Corp. (TMBXF).  Mr. Bauska is currently  an officer and director of Trelis Corporation, a private Montana corporation with mineral leases and seasonal mining operations in the Bannack Mining District in Montana; a manager of Henry & Munro, LLC, a private company that provides venture capital to small companies, predominantly in extractive industries, in Montana; a director of Ionic Water Technologies, Inc., a private technology company that has developed waste water treatment equipment for the mining industry; a director of Bio-2, Inc., a private company that has developed a a biological water enhancement device; and the owner and manager of Morning View Arabians, LLC, a private company that breeds and deals in registered Arabian horses.   Mr. Bauska attended the University of Montana-Western from 1968 to 1970.

Dan M. Leatzow - Dr. Leatzow has over 25 years of experience in extractive industries – both oil and gas drilling and hard rock mining--, predominantly in waste water treatment and remediation.  Dr. Leatzow is currently on staff at Flathead Valley Community College as a Specialist in Advanced Manufacturing, and is an Entrepreneur in Residence at Washington State University.  Dr. Leatzow was a founder of Synergetix, Inc., a private company that provides engineering outsourcing for water quality monitoring and purification; he is currently a consultant to Synergetix.  Dr. Leatzow is President and CEO of pHoretic Technologies, Inc., a start-up formed to develop diagnostic and testing equipment from technology innovated by Washington State University.  Prior to 2013, Dr. Leatzow was the senior engineer for a series of companies providing permitting and engineering services relating to industrial waste water treatment and remediation plans for oil and gas development and mining projects.  Dr. Leatzow holds a Ph.D. in Chemical Engineering from Washington State University, conferred in 1998, and B.S. degrees in Chemical Engineering and Aerospace Engineering Sciences from the University of Colorado – Boulder, both conferred in 1994.

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

Directors, officers and 10% holders are required by SEC Regulation to furnish the Company with copies of all of the Section 16(a) reports they file.  Based solely on a review of reports furnished to the Company and/or written representations from the Company's directors and executive officers during the fiscal year ended December 31, 2016, there was no compliance with the Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year.

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

Executive Compensation

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

(Remainder of this page left blank intentionally)

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Wayne Duke	2016	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Former Principal
Executive Officer

Carla Wienert,	2015	$33,365	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Former Principal	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$2,500	$2,500
Executive Officer

Gracela Moreno,	2015	$15,000	-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$15,000
Former Principal	2014	$22,000	-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$22,000
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

	Shares Beneficially Owned (1)
Name and address	Number of Shares	Percentage (3)

Armada Mining, Inc. (2)	284,580,000	84.6%
1137 Highway 80 East
PO Box 1218
Tombstone AZ 86638

John T. Bauska (2)	284,580,000	84.6%
1137 Highway 80 East
PO Box 1218
Tombstone AZ 86638

All Executive officers and
Directors as a Group (1 person)	284,580,000	84.6%

(1)	On February 20, 2017, there were 336,300,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)
In determining the percent of voting stock owned by a person on December 31, 2016 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 336,300,000 shares of common stock outstanding on February 20, 2016, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

Changes in Control

On November 28, 2016, the Company entered into a Material Definitive Agreement (Agreement) with Armada Mining, Inc. of Tombstone, Arizona, an Arizona corporation (Armada).  Under the terms of the Agreement, the Company agreed to issue 284,580,000 shares of its common stock to Armada in exchange for rights and interests in mining properties in the historic Tombstone Mining District of Arizona.

Upon completion of the terms of the Agreement, Armada will own approximately 85% of the Company’s  post-transaction issued and outstanding common stock.  Armada has represented to the Company that it anticipates exchanging a portion of these shares with their existing shareholders; using a portion to satisfy existing obligations to related parties and others; and using a portion to finance other Armada operations.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Relationships and Transactions

On March 27, 2014, certain shareholders of the Company  (formerly MCPI, Inc.; Med-Cannabis Pharma, Inc.; or SW China Imports, Inc.) sold 210,000,000 shares of then issued and outstanding shares of common stock to Big Sky Oil, Inc. and another investor, resulting in a change of control.
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

The Company asserted a claim for management fees of approximately $80,000 and reimbursement of  approximately $343,000 for the services of the Company’s wholly-owned subsidiary, Medical Management Systems, Inc. (MMS), in managing the Stores.  Bendor disputed this claim.  To resolve the dispute, the parties agreed to forgive the accrued management fees and to offset the approximately $343,000 due from Bendor against the approximately $1,100,000 owed to Mr. Stidham with the Company releasing any and all interests it may have had in the Stores and MMS.  Additionally, the Company agreed to assign a trademark to Mr. Stidham as well as executing a new Note in the principal sum of $752,694.19.

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

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant(s), M&K CPA’s, PLLC of Houston, Texas and L&L CPA’s PA (formerly Bongiovanni & Associates, PA) of Cornelius, NC:

	Year ended	Year ended
	December 31,	December 31,
	2015	2015
1. Audit fees
M&K CPA’s, PLLC	$—	$13,285
L & L CPA’s PA (formerly Bongiovanni & Associates, PA)	9,500	8,000
2. Audit-related fees	—	—
3. Tax fees	—	—
4. All other fees	—	—

Totals	$9,500	$21,285

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
101          Interactive data files pursuant to Rule 405 of Regulation S-T.  (+)

(+) - to be filed separately by amendment

* Incorporated by our Registration Statement on Form S-1 filed May 3, 2011.

(Financial statements begin on the following page)

Mansfield-Martin Exploration Mining, Inc.
(formerly MCPI, Inc.)

CONTENTS

Page
Report of Registered Independent Public Accounting Firm
David S. Friedkin, CPA	F-2
L&L CPAS PA	F-3

Consolidated Financial Statements

Consolidated Balance Sheets
as of December 31, 2016 and 2015	F-4

Consolidated Statements of Operations and Comprehensive Loss
for the years ended December 31, 2016 and 2015	F-5

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the years ended December 31, 2016 and 2015	F-6

Consolidated Statements of Cash Flows
for the years ended December 31, 2016 and 2015	F-7

Notes to Consolidated Financial Statements	F-8

LETTERHEAD OF DAVID S. FRIEDKIN, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Mansfield-Martin Exploration Mining, Inc. (formerly MCPI, Inc.)

We have audited the consolidated balance sheet of Mansfield-Martin Exploration Mining, Inc. (formerly MCPI, Inc.) as of December 31, 2016, and the related consolidated statements of operations, accumulated deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Mansfield-Martin Exploration Mining, Inc. as of December 31, 2015, were audited by other auditors whose report dated August 1, 2016, expressed an unqualified opinion on those statements.  Those statements included an explanatory paragraph that described the Company’s uncertainty to continue as a going concern discussed in Note C of those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mansfield-Martin Exploration Mining, Inc. and Subsidiaries as of December 31, 2016 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has insufficient working capital, a stockholders’ deficit, recurring net losses, and a current business plan with significant risk, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note C.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ David S. Friedkin CPA

River Vale, New Jersey
April 12th, 2017

LETTERHEAD OF L&L CPAS PA

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
MCPI, Inc. and Subsidiaries

We have audited for accompanying balance sheet of MCPI, Inc. and Subsidiaries (“the Company”) as of December 31, 2015 and the related consolidated statements of operations, stockholders’ deficit and consolidated cash flows for the years ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ L&L CPAS, PA

L&L CPAS, PA
F.K.A. Bongiovanni & Associates, PA
Certified Public Accountants

Cornelius, North Carolina
The United States of America
August 1, 2016

Mansfield-Martin Exploration Mining, Inc.
(formerly MCPI, Inc.)
Consolidated Balance Sheets
December 31, 2016 and 2015

	December 31,	December 31,
	2016	2015
ASSETS

Current Assets
Cash and cash equivalents	$—	$—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable - Trade	$12,236	$20,947
Accrued expenses to former management	59,846	59,846
Accrued interest payable to stockholder	60,888	81,816
Note payable to stockholder	820,371	607,314

Total Liabilities	953,341	769,923

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
25,000,000 shares authorized.
None issued and outstanding.	—	—
Common stock - $0.001 par value.
500,000,000 shares authorized.
50,720,000 and 50,220,000 shares
issued and outstanding	51,720	50,220
Additional paid-in capital	59,552,470	59,336,620
Accumulated deficit	(60,557,531)	(60,156,763)

Total Stockholders' Equity (Deficit)	(953,341)	(769,923)

Total Liabilities and Stockholders’ Equity (Deficit)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Mansfield-Martin Exploration Mining, Inc.
(formerly MCPI, Inc.)
Consolidated Statements of Operations and Comprehensive Loss
Years ended December 31, 2016 and 2015

	Year ended	Year ended
	December 31,	December 31,
	2016	2015

Revenues	$—	$—
Cost of Sales	—	—

Gross Profit	—	—

Operating expenses
Professional fees	98,793	462,640
General and administrative costs	—	98,485
Depreciation and amortization	—	—

Total operating expenses	98,793	561,125

Loss from operations	(98,793)	(561,125)

Other income (expense)
Loss on abandonment of grow operation	—	(52,644)
Loss on theft of grow operation assets	—	(51,380)
Interest expense on notes payable to stockholders	(301,975)	(73,340)

Loss before provision for income taxes	(400,768)	(738,489)

Provision for income taxes	—	—

Net loss	(400,768)	(738,489)

Other comprehensive income	—	—

Comprehensive loss	$(400,768)	$(738,489)

Loss per weighted-average share of common stock outstanding,
computed on net loss - basic and fully diluted	$(0.01)	$(0.01)

Weighted-average number of shares of common stock outstanding -
basic and fully diluted	50,347,049	50,217,945

The accompanying notes are an integral part of these consolidated financial statements.

Mansfield-Martin Exploration Mining, Inc.
(formerly MCPI, Inc.)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
Years ended December 31, 2016 and 2015

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balances at December 31, 2014	50,170,000	$50,170	$59,021,670	$(59,418,274)	$(346,434)

Issuance of common stock for consulting fees	50,000	50	14,950	—	15,000

Contributed capital	—	—	300,000	—	300,000

Net loss for the year	—	—	—	(738,489)	(738,489)

Balances at December 31, 2015	50,220,000	50,220	59,336,620	(60,156,763)	(769,923)

Partial conversion of note payable to common stock	1,500,000	1,500	125,850	—	217,150

Net loss for the year	—	—	—	(400,768)	(400,768)

Balances at December 31, 2016	51,720,000	$51,720	$59,552,470	$(60,557,531)	$(953,341)

The accompanying notes are an integral part of these consolidated financial statements.

Mansfield-Martin Exploration Mining, Inc.
(formerly MCPI, Inc.)
Consolidated Statements of Cash Flows
Years ended December 31, 2016 and 2015

	Year ended	Year ended
	December 31,	December 31,
	2016	2015
Cash Flows from Operating Activities
Net income (loss) for the period	$(400,768)	$(738,489)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	—	—
Common stock issued for professional fees	—	315,000
Note payable to related party restructuring fees	21,140	—
Financing expense related to partial conversion of note payable to common stock	217,200	—
Increase (Decrease) in
Accounts payable	(8,711)	53,561
Accrued expenses	84,775	76,430
Deferred revenues	—	(5,000)

Net cash used in operating activities	(86,364)	(298,498)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash received from notes payable to stockholders	86,364	283,735

Net cash provided by financing activities	—	283,735

Increase (Decrease) in Cash	—	(14,763)

Cash at beginning of period	—	14,763

Cash at end of period	$—	$—

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Partial conversion of note payable to common stock	$(150)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Mansfield-Martin Exploration Mining, Inc.
(formerly MCPI, Inc.)
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note A - Background and Description of Business

Mansfield-Martin Exploration Mining, Inc. (“Company” or “Med-Cannabis Pharma”) was incorporated under the laws of the State of Nevada on February 23, 2011.  The Company was originally incorporated as SW China Imports, Inc. on February 23, 2011 in the State of Nevada.  The Company’s initial business plan was to import high-end handmade lace wigs, hairpieces, and other beauty supplies and accessories manufactured overseas into the United States.  In June 2014, the Company changed its name to Med-Cannabis Pharma, Inc. and implemented a new business plan to enter into the retail sale of medical and personal use  marijuana, where allowable.  In October 2015, the Company changed its name to MCPI, Inc.  In March 2017, the Company, in anticipation of consummating a proposed asset acquisition transaction, changed its name to Mansfield-Martin Exploration Mining, Inc.

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

Mansfield-Martin Exploration Mining, Inc.
(formerly MCPI, Inc.)
Notes to Consolidated Financial Statements - Continued
December 31, 2016 and 2015

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

The accompanying consolidated financial statements, as of and for the periods ended December 31, 2016 and 2015, respectively and as appropriate, contain the accounts of Mansfield-Martin Exploration Mining, Inc.; its former wholly-owned subsidiaries, Medical Management Systems, Inc., Med-Pharma Management, Inc., High Desert MMJ, Inc.; and it’s former majority-owned joint venture, Emerald Mountain Organics.  All significant intercompany transactions have been eliminated.  The consolidated entities are collectively referred to as “Company”.

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

Mansfield-Martin Exploration Mining, Inc.
(formerly MCPI, Inc.)
Notes to Consolidated Financial Statements - Continued
December 31, 2016 and 2015

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

2. Organization costs

The Company has adopted the provisions of provisions required by the Start-Up Activities topic of the FASB Accounting Standards Codification whereby all costs incurred with the incorporation and reorganization of the Company were charged to operations as incurred.

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

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2016 and 2015, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2016 and 2015, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

Mansfield-Martin Exploration Mining, Inc.
(formerly MCPI, Inc.)
Notes to Consolidated Financial Statements - Continued
December 31, 2016 and 2015

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

On May 11, 2016, as a component of the aforementioned Settlement Agreement, the Company and Charles Stidham, who was, directly and indirectly, a controlling stockholder of the Company, entered into a new Promissory Note agreement dated March 31, 2016.  The note is for the principal amount of $752,694.19, bears interest at 10.0% per annum and requires monthly debt service payments of approximately $15,992.55 commencing June 30, 2016 through June 30, 2017, at which time all remaining principal and accrued interest is due and payable.  The note also contains a repayment clause where the principal and accrued interest may be paid in common stock of the Company at a conversion rate of $0.001 per share.

For all periods from the inception of the debt through the date of these financial statements, the lender formally suspended the common stock conversion clause contained in the note.  On November 30, 2016, the lender notified the Company that the lender was exercising the common stock conversion clause for the repayment of $150 in debt and continuing the suspension of the conversion clause for the remaining balance of the debt.  The continuation of the suspension of the conversion clause remains in effect as of the date of these financial statements.  The Company is delinquent in making the scheduled monthly debt service payments and no action is expected to be taken by the lender.

Through December 31, 2016 and 2015, respectively, an aggregate of approximately $820,371 and $607,314, inclusive of the effect of the June 1, 2016 Settlement Agreement, as the lender continues to advance funds to support the Company’s working capital needs.  The Company is delinquent in making the required monthly installment payments.

(Remainder of this page left blank intentionally)

Mansfield-Martin Exploration Mining, Inc.
(formerly MCPI, Inc.)
Notes to Consolidated Financial Statements - Continued
December 31, 2016 and 2015

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the years ended December 31, 2016 and 2015, respectively, are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2016	2015
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of December 31, 2016, the Company had aggregate net operating loss carryforward(s) to offset future taxable income of approximately $1,275,000.   The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the years ended December 31, 2016 and 2015, respectively, are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2016	2015

Statutory rate applied to income before income taxes	$(136,000)	$(189,400)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Non-deductible charge for the effect of the partial conversion
of the note payable to common stock at less than “fair value”	73,600	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward(s)	62,400	189,400

Income tax expense	$—	$—

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of December 31, 2016 and 2015, respectively:

	December 31,	December 31,
	2016	2015
Deferred tax assets
Net operating loss carryforwards	$447,400	$385,000
Less valuation allowance	(447,400)	(385,000)

Net Deferred Tax Asset	$—	$—

During the each of the years ended December 31, 2016 and 2015, respectively, the valuation allowance against the deferred tax asset increased by approximately $62,400 and $251,000.

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

Mansfield-Martin Exploration Mining, Inc.
(formerly MCPI, Inc.)
Notes to Consolidated Financial Statements - Continued
December 31, 2016 and 2015

Note H - Common Stock Transactions - Continued

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

On November 30, 2016, the stockholder controlling the outstanding promissory note for working capital notified the Company that he was withdrawing his suspension of the conversion clause in the promissory note for the conversion of only $150 in outstanding principal and continuing the suspension of the conversion clause for all remaining outstanding principal.  This limited one-time conversion caused the issuance 0f 1,500,000 shares of common stock with a “fair value” of $217,350 resulting in a non-cash charge to operations of approximately $217,200, which is reflected as a component of interest expense in the accompanying financial statements.

Note I - Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of preferred stock, $0.001 par value.  As of December 31, 2016, there are no shares of preferred stock issued and outstanding.

Note J - Subsequent Events

On February 22, 2017, the Company entered into a Material Definitive Agreement (MDA) with L2 Capital, LLC, a Kansas limited liability company (“L2 Capital”).  The MDA has several components:  Under the Equity Purchase Agreement (‘Equity Line”), the Registrant has the right, but not the obligation, to sell shares of its common stock to L2 Capital at 75% of the prevailing OTC market price, as determined by the public market over time periods set out in the Equity Line, for up to $3,000,000.  Under the Registration Rights Agreement (“Registration Rights”), the Registrant Is obliged to register the offering of shares to be put under the Equity Line with the Securities and Exchange Commission on Form S-1, and certain Blue Sky regulators, so that L2 Capital may, presumably, resell such shares under our Rule 424 Prospectus.  The Registrant paid a 3% capital commitment fee to L2 Capital, by issuing to it a $90,000 8% Convertible Promissory Note (“Note”)  The Note requires us to repay $45,000, with interest, in six (6) months, and the balance upon the effective date of the referenced Form S-1, or an additional six (6) months, whichever is earlier.  Our default would trigger conversion rights in favor of L2 Capital, permitting it to demand issuance of shares at a 30% discount to market sufficient to satisfy any amounts due.  Also included are share reserve requirements, under which our transfer agent, VStock Transfer, Inc., agrees to maintain a portion of our authorized but unissued shares sufficient to meet our obligations under the Equity Line and Note.  The foregoing is a summary only of the terms of the MDA.  Copies of the Equity Line, Registration Rights and Note are submitted herewith, and the descriptions herein are qualified entirely by reference to the express language of these documents.

Management has evaluated all other activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition in the accompanying financial statements or disclosure in the Notes to Consolidated Financial Statements.

Mansfield-Martin Exploration Mining, Inc.
(formerly MCPI, Inc.)
Notes to Consolidated Financial Statements - Continued
December 31, 2016 and 2015

Note K - Pending Transaction

On November 28, 2016, the Company entered into a Material Definitive Agreement (Agreement) with Armada Mining, Inc. of Tombstone, Arizona, an Arizona corporation (Armada).  Under the terms of the Agreement, the Company will issue 284,580,000 shares of its common stock to Armada, its affiliates, related entities and other common parties in exchange for rights and interests in mining properties in the Tombstone Mining District of Arizona.  The Company will acquire rights and interests to approximately 3,800 acres of contiguous mineral leases, including some property acquired in fee simple, and ownership of 100% of Tombstone Development Company, which was formed in 1933, and is believed to be the oldest continually operating mining company in Arizona.  Subject to the completion of due diligence, acquisition of adequate financing and various regulatory approvals, the Company intends to commence development of these properties by processing previously mined materials for silver, as well as precious and base metals, by reopening and developing existing mines using modern equipment and techniques and by completing an existing drill/test grid to establish the boundary of producible ore bodies, in anticipation of a Bankable Feasibility Study and further development.

Upon completion of the terms of the Agreement, Armada will own approximately 85% of the Company’s  post-transaction issued and outstanding common stock of the Company.  Armada has represented to the Company that it anticipates exchanging a portion of these shares with their existing shareholders; using a portion to satisfy existing obligations to related parties and others; and using a portion to finance other Armada operations.  The Agreement anticipates that Company, post-transaction, will have new Board of Directors that will, in turn, appoint new management for the Company.  Additionally, the Company and Armada have facilitated a change in the Company’s corporate name to better reflect the nature and focus of the Company’s proposed ongoing and future business interests.

As of the date of this filing, this transaction has not been completed and, in the opinion of current management, remains viable.

(Remainder of this page left blank intentionally)

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mansfield-Martin Exploration Mining, Inc.

Dated: April 17, 2017	/s/ John T. Bauska
John T. Bauska
Chief Executive Officer and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: April 17, 2017	/s/ John T. Bauska
John T. Bauska
President, Secretary/Treasurer and Director

Dated: April 17, 2017	/s/ Dan M. Leatzow
Dan M. Leatzow
Director