Form 10-K/A
period 2016-12-31
Mansfield-Martin Exploration Mining, Inc.
filed 2017-04-19
CIK 1516559

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

Mansfield-Martin Exploration Mining, Inc.
AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the period ended December 31, 2016 as filed with the Securities and Exchange Commission on April 17, 2017 is to furnish Exhibits 101 to the Form 10-K.

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
(+) - previously included on Form 10-K filed on April 17, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mansfield-Martin Exploration Mining, Inc.

Dated: April 19, 2017	/s/ John T. Bauska
John T. Bauska
Chief Executive Officer and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: April 19, 2017	/s/ John T. Bauska
John T. Bauska
President, Secretary/Treasurer and Director

Dated: April 19, 2017	/s/ Dan M. Leatzow
Dan M. Leatzow
Director

2