Form 10-Q
period 2017-03-31
Mansfield-Martin Exploration Mining, Inc.
filed 2017-05-18
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 5, 2017: 336,300,000 shares of common stock, par value $0.001

Mansfield-Martin Exploration Mining, Inc.

Form 10-Q for the Quarter ended March 31, 2017

Table of Contents

Part I - Financial Information

Item 1 - Financial Statements

Mansfield-Martin Exploration Mining, Inc.
Consolidated Balance Sheets
March 31, 2017 and December 31, 2016

	(Unaudited)	(Audited)
	March 31,	December 31,
	2017	2016
ASSETS

Current Assets
Cash and cash equivalents	$1,112	$—

Total Current Assets	1,112	—

Total Assets	$1,112	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable - Trade	$27,929	$12,236
Accrued expenses to former management	59,846	59,846
Accrued interest payable to
Stockholder	60,888	60,888
Management services company	188	—
Note payable to
Stockholder	820,371	820,371
Management services company	20,200	—

Total Liabilities	1,009,931	953,341

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
25,000,000 shares authorized.
None issued and outstanding.	—	—
Common stock - $0.001 par value.
500,000,000 shares authorized.
50,720,000 shares issued and outstanding	51,720	51,720
284,500,000 shares issued in escrow	—	—
Additional paid-in capital	59,552,470	59,552,470
Accumulated deficit	(60,613,009)	(60,557,531)

Total Stockholders' Equity (Deficit)	(1,008,819)	(953,341)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,112	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Mansfield-Martin Exploration Mining, Inc.
Consolidated Statements of Operations and Comprehensive Loss
Three months ended March 31, 2017 and 2016

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2017	2016

Revenues	$—	$—
Cost of Sales	—	—

Gross Profit	—	—

Operating expenses
Professional fees	30,005	17,730
General and administrative costs	4,776	—
Depreciation and amortization	—	—

Total operating expenses	34,781	17,730

Loss from operations	(34,781)	(17,730)

Other income (expense)
Interest expense on notes payable	(20,697)	(23,887)

Loss before provision for income taxes	(55,478)	(41,617)

Provision for income taxes	—	—

Net loss	(55,478)	(41,617)

Other comprehensive income	—	—

Comprehensive loss	$(55,478)	$(41,617)

Loss per weighted-average share of common stock outstanding,
computed on net loss - basic and fully diluted	$(0.00)	$(0.00)

Weighted-average number of shares of common stock outstanding -
basic and fully diluted	336,220,000	50,220,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Mansfield-Martin Exploration Mining, Inc.
Consolidated Statements of Cash Flows
Three months ended March 31, 2017 and 2016

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2017	2016
Cash Flows from Operating Activities
Net income (loss) for the period	$(55,478)	$(41,617)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accounts payable	15,693	—
Accrued expenses	20,697	23,080
Deferred revenues	—	—

Net cash used in operating activities	(19,088)	(18,537)

Cash Flows from Investing Activities	—	—

Net cash used in investing activities	—	—

Cash Flows from Financing Activities
Cash received from notes payable to stockholders
and management services company	20,200	18,537

Net cash provided by financing activities	20,200	18,537

Increase (Decrease) in Cash	1,112	—

Cash at beginning of period	—	—

Cash at end of period	$1,112	$—

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-Cash Investing and
Financing Activities	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Mansfield-Martin Exploration Mining, Inc.
Notes to Consolidated Financial Statements
March 31, 2017 and December 31, 2016

Note A ‑ Background and Description of Business

Mansfield-Martin Exploration Mining, Inc. (“Company” or “Med‑Cannabis Pharma”) was incorporated under the laws of the State of Nevada on February 23, 2011.  The Company was originally incorporated as SW China Imports, Inc. on February 23, 2011 in the State of Nevada.  The Company’s initial business plan was to import high‑end handmade lace wigs, hairpieces, and other beauty supplies and accessories manufactured overseas into the United States.  In June 2014, the Company changed its name to Med‑Cannabis Pharma, Inc. and implemented a new business plan to enter into the retail sale of medical and personal use  marijuana, where allowable.  In October 2015, the Company changed its name to MCPI, Inc.  In March 2017, the Company, in anticipation of consummating a proposed asset acquisition transaction, changed its name to Mansfield-Martin Exploration Mining, Inc.

Effective March 31, 2016, the Company ceased activities in all of its subsidiaries and disposed of Med-Pharma Management, Inc. and High Desert MMJ, Inc.  Prior thereto, the Company’s  subsidiaries were Medical Management Systems, Inc., an Oregon corporation engaged in providing back-office and support services to marijuana dispensaries in the State of Oregon; Med‑Pharma Management, Inc., a Washington State corporation which was formed to own, manage or provide back-office and support services to marijuana dispensaries in Washington State; and High Desert MMJ, Inc. an Oregon corporation, which is a 99.0% partner in Emerald Mountain Organics, an Oregon joint venture, formed to facilitate the development and growing of medical marijuana plants for wholesale distribution to licenced dispensaries in the State of Oregon.

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

Mansfield-Martin Exploration Mining, Inc.
Notes to Consolidated Financial Statements - Continued
March 31, 2017 and December 31, 2016

Note A ‑ Background and Description of Business - continued

Upon completion of the terms of the Agreement, Armada will own approximately 85% of the Company’s  post‑transaction issued and outstanding common stock of the Company.  Armada has represented to the Company that it anticipates exchanging a portion of these shares with their existing shareholders; using a portion to satisfy existing obligations to related parties and others; and using a portion to finance other Armada operations.  The Agreement anticipates that Company, post-transaction, will have new Board of Directors that will, in turn, appoint new management for the Company.  Additionally, the Company and Armada have facilitated a change in the Company’s corporate name to better reflect the nature and focus of the Company’s proposed ongoing and future business interests.

As of the date of this filing, this transaction has not been completed and, in the opinion of current management, remains viable.

Note B ‑ Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has elected a year‑end of December 31.

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K for the year ended December 31, 2016.  The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S.  Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2017.

The accompanying consolidated financial statements, as of and for the periods ended March 31, 2017 and 2016, respectively and as appropriate, contain the accounts of Mansfield-Martin Exploration Mining, Inc.; its former wholly‑owned subsidiaries, Medical Management Systems, Inc., Med-Pharma Management, Inc., High Desert MMJ, Inc.; and it’s former majority-owned joint venture, Emerald Mountain Organics.  All significant intercompany transactions have been eliminated.  The consolidated entities are collectively referred to as “Company”.

Note C ‑ Going Concern Uncertainty

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

Mansfield-Martin Exploration Mining, Inc.
Notes to Consolidated Financial Statements - Continued
March 31, 2017 and December 31, 2016

Note C ‑ Going Concern Uncertainty - continued

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

The Company is dependent upon existing cash balances to support its day‑to‑day operations.  In the event that working capital sufficient to maintain the corporate entity and implement our business plan is not available, the Company’s existing controlling stockholders intend to maintain the corporate status of the Company and provide all necessary working capital support on the Company's behalf.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or existing controlling stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company’s existing controlling stockholders to have the resources available to support the Company.

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

Note D ‑ Summary of Significant Accounting Policies

1.	Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly‑liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.	Organization costs

The Company has adopted the provisions of provisions required by the Start‑Up Activities topic of the FASB Accounting Standards Codification whereby all costs incurred with the incorporation and reorganization of the Company were charged to operations as incurred.

3.	Revenue recognition

Revenue is recognized by the Company at the point at which a transaction is delivered or services are provided to a consumer at a fixed price, collection is reasonably assured, the Company has no remaining performance obligations and no right of return by the purchaser exists.

Mansfield-Martin Exploration Mining, Inc.
Notes to Consolidated Financial Statements - Continued
March 31, 2017 and December 31, 2016

Note D ‑ Summary of Significant Accounting Policies - continued

4.	Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  The Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2012.

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

The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification.  The Codification Topic requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more‑likely‑than‑not” probability of an assessment upon examination by a respective taxing authority.  As a result of the implementation of Codification’s Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

5.	Income (Loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted‑average number of common shares outstanding during the respective period presented in our accompanying financial statements.

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

As of March 31, 2017 and December 31, 2016, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

6.	New and Pending Accounting Pronouncements

The Company is of the opinion that any and all other pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

Note E ‑ Fair Value of Financial Instruments

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

Mansfield-Martin Exploration Mining, Inc.
Notes to Consolidated Financial Statements - Continued
March 31, 2017 and December 31, 2016

Note F ‑ Notes Payable to Stockholders

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

Through March 31, 2017 and December 31, 2016, respectively, an aggregate of approximately $820,371 , inclusive of the effect of the June 1, 2016 Settlement Agreement, has been advanced to support the Company’s working capital needs.  The Company is delinquent in making the required monthly installment payments.

Note G - Note Payable to Management Services Company

Concurrent with the November 2016 proposed transaction with Armada, the Company engaged the services of an unrelated third-party to provide management services to the Company on a “for fee” month-to-month informal agreement.  Included in the services to be provided is a line-of-credit note payable up to the amount of $150,000 with interest at 6.0% per annum.  The note matures on December 31, 2017 or when the Company completes a successful capital infusion of at least $500,000 directly related to the commencement of mining operations in and around Tombstone, Arizona.

Through March 31, 2017, approximately $20,200 has been advanced against this line-of-credit.

Note H - Income Taxes

The components of income tax (benefit) expense for the each of the three month periods ended March 31, 2017 and 2016,  respectively, are as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2017	2016
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

Mansfield-Martin Exploration Mining, Inc.
Notes to Consolidated Financial Statements - Continued
March 31, 2017 and December 31, 2016

Note H - Income Taxes - continued

As of March 31, 2017, after consideration of the pending Armada transaction, the Company will have an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $55,000.   The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look‑back period; whether there is a deemed more than 50 percent change in control; the applicable long‑term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the three months ended March 31, 2017 and 2016, respectively, are as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2017	2016

Statutory rate applied to income before income taxes	$(19,000)	$(14,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Non-deductible charge for the effect of the partial conversion
of the note payable to common stock at less than “fair value”	—	—
Other, including reserve for deferred tax asset and application
of net operating loss carryforward(s)	19,000	14,000

Income tax expense	$—	$—

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of March 31, 2017 and 2016, respectively:

	December 31,	December 31,
	2016	2016
Deferred tax assets
Net operating loss carryforwards	$19,000	$447,400
Less valuation allowance	(19,000)	(447,400)

Net Deferred Tax Asset	$—	$—

During the each of the three months ended March 31, 2017 and the year ended December 31, 2016, respectively, the valuation allowance against the deferred tax asset increased (decreased) by approximately $(428,400) and $62,400, respectively.

Note I - Common Stock Transactions

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

Mansfield-Martin Exploration Mining, Inc.
Notes to Consolidated Financial Statements - Continued
March 31, 2017 and December 31, 2016

Note I - Common Stock Transactions - Continued

On February 29, 2016, the Company filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission noting a pending 1 for 10 reverse split of the Company’s issued and outstanding common stock; as approved by the Company’s Board of Directors, and a concurrent amendment to the Company’s Articles of Incorporation setting the authorized capital of the Company from the authorized, as adjusted, 25,000,000 post-split shares of common stock to 500,000,000 shares of $0.001 par value common stock and the authorized, as adjusted, 250,000 post-split shares of preferred stock to 25,000,000 shares of $0.001 par value preferred stock.  The time to implement the reverse split action has expired and no further action is anticipated by the Company’s Board of Directors.

On November 30, 2016, the stockholder controlling the outstanding promissory note for working capital notified the Company that he was withdrawing his suspension of the conversion clause in the promissory note for the conversion of only $150 in outstanding principal and continuing the suspension of the conversion clause for all remaining outstanding principal.  This limited one-time conversion caused the issuance of 1,500,000 shares of common stock with a “fair value” of $217,350 resulting in a non-cash charge to operations of approximately $217,200, which is reflected as a component of interest expense in the accompanying financial statements.

Note J - Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of preferred stock, $0.001 par value.  As of December 31, 2016, there are no shares of preferred stock issued and outstanding.

Note K - Pending Transactions

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

Upon completion of the terms of the Agreement, Armada will own approximately 85% of the Company’s  post‑transaction issued and outstanding common stock of the Company.  Armada has represented to the Company that it anticipates exchanging a portion of these shares with their existing shareholders; using a portion to satisfy existing obligations to related parties and others; and using a portion to finance other Armada operations.  The Agreement anticipates that Company, post-transaction, will have new Board of Directors that will, in turn, appoint new management for the Company.  Additionally, the Company and Armada have facilitated a change in the Company’s corporate name to better reflect the nature and focus of the Company’s proposed ongoing and future business interests.  As of the date of this filing, this transaction has not been completed and, in the opinion of current management, remains viable.

On February 22, 2017, the Company entered into a Material Definitive Agreement (MDA) with L2 Capital, LLC, a Kansas limited liability company (“L2 Capital”).  The MDA has several components:  Under the Equity Purchase Agreement (‘Equity Line”), the Registrant has the right, but not the obligation, to sell shares of its common stock to L2 Capital at 75% of the prevailing OTC market price, as determined by the public market over time periods set out in the Equity Line, for up to $3,000,000.  Under the Registration Rights Agreement (“Registration Rights”), the Registrant Is obliged to register the offering of shares to be put under the Equity Line with the Securities and Exchange Commission on Form S‑1, and certain Blue Sky regulators, so that L2 Capital may, presumably, resell such shares under our Rule 424 Prospectus.  The Registrant paid a 3% capital commitment fee to L2 Capital, by issuing to it a $90,000 8% Convertible Promissory Note (“Note”)  The Note requires us to repay $45,000, with interest, in six (6) months, and the balance upon the effective date of the referenced Form S‑1, or an additional six (6) months, whichever is earlier.  Our default would trigger conversion rights in favor of L2 Capital, permitting it to demand issuance of shares at a 30% discount to market sufficient to satisfy any amounts due.  Also included are share reserve requirements, under which our transfer agent, VStock Transfer, Inc., agrees to maintain a portion of our authorized but unissued shares sufficient to meet our obligations under the Equity Line and Note.  The foregoing is a summary only of the terms of the MDA.  Copies of the Equity Line, Registration Rights and Note are submitted herewith, and the descriptions herein are qualified entirely by reference to the express language of these documents.  As of the date of this filing, there has been no activity related to this MDA.

Mansfield-Martin Exploration Mining, Inc.
Notes to Consolidated Financial Statements - Continued
March 31, 2017 and December 31, 2016

Note L - Subsequent Events

Management has evaluated all other activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition in the accompanying financial statements or disclosure in the Notes to Consolidated Financial Statements.

(Remainder of this page left blank intentionally)

Item 2 ‑ Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1) Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward‑looking statements. Such forward‑looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward‑looking statements.

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

Given these uncertainties, readers of this Form 10‑Q and investors are cautioned not to place undue reliance on such forward‑looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward‑looking statements contained herein to reflect future events or developments.

(2) General

The Company was originally incorporated as SW China Imports, Inc. on February 23, 2011 in the State of Nevada.  The Company’s initial business plan was to import high‑end handmade lace wigs, hairpieces, and other beauty supplies and accessories manufactured overseas into the United States.

In June 2014, the Company changed its name to Med‑Cannabis Pharma, Inc. and implemented a new business plan to enter into the retail sale of medical and personal use  marijuana, where allowable.  In October 2015, the Company changed its name to MCPI, Inc.

Effective March 31, 2016, the Company ceased activities in all of its subsidiaries and disposed of Med-Pharma Management, Inc. and High Desert MMJ, Inc.  Prior thereto, the Company’s  subsidiaries were Medical Management Systems, Inc., an Oregon corporation engaged in providing back-office and support services to marijuana dispensaries in the State of Oregon; Med‑Pharma Management, Inc., a Washington State corporation which was formed to own, manage or provide back-office and support services to marijuana dispensaries in Washington State; and High Desert MMJ, Inc. an Oregon corporation, which is a 99.0% partner in Emerald Mountain Organics, an Oregon joint venture, formed to facilitate the development and growing of medical marijuana plants for wholesale distribution to licenced dispensaries in the State of Oregon.

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

Upon completion of the terms of the Agreement, Armada will own approximately 85% of the Company’s  post‑transaction issued and outstanding common stock of the Company.  Armada has represented to the Company that it anticipates exchanging a portion of these shares with its existing shareholders; using a portion to satisfy existing obligations to related parties and others; and using a portion to finance other Armada operations.  The Agreement anticipates that Company, post-transaction, will have new Board of Directors that will, in turn, appoint new management for the Company.  Additionally, the Company and Armada have facilitated a change in the Company’s corporate name to better reflect the nature and focus of the Company’s proposed ongoing and future business interests.

As of the date of this filing, this transaction has not been completed and, in the opinion of current management, remains viable.

(3) Results of Operations

The Company has no recognized revenues for either of the respective three month periods ended March 31, 2017 and  2016.

In conjunction with the Company’s business plan, as discussed in Item I of the December 31, 2016 Form 10-K, the Company has expended considerable effort and financial resources to the implementation of its business plan.  During Calendar 2016, the Company incurred operating expenses requiring cash payments of approximately $86,000 which were funded through a line-of-credit with an entity affiliated with the Company’s then-controlling stockholder.

During the three months ended March 31, 2017, the Company incurred operating costs, principally professional fees, of approximately $35,000, directly related to the maintenance of the corporate entity, compliance with the periodic reporting requirements of the Securities Exchange Act of 1934 and various other nominal costs related to the proposed Armada transaction.

Earnings (Loss) per share for the respective three month periods ended March 31, 2017 and 2016 were $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

Upon completion of the terms of the Agreement, Armada will own approximately 85% of the Company’s  post‑transaction issued and outstanding common stock of the Company.  Armada has represented to the Company that it anticipates exchanging a portion of these shares with their existing shareholders; using a portion to satisfy existing obligations to related parties and others; and using a portion to finance other Armada operations.  The Agreement anticipates that Company, post-transaction, will have new Board of Directors that will, in turn, appoint new management for the Company.  Additionally, the Company and Armada have facilitated a change in the Company’s corporate name to better reflect the nature and focus of the Company’s proposed ongoing and future business interests.

As of the date of this filing, this transaction has not been completed and, in the opinion of current management, remains viable.

(5) Liquidity and Capital Resources

At March 31, 2017 and December 31, 2016, respectively, the Company had working capital of approximately $(1,009,000) and $(953,000).

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

Item 3 ‑ Quantitative and Qualitative Disclosures About Market Risk

Not required of a smaller reporting company.

Item 4 ‑ Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Chief Financial Officers (Certifying Officers), have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a‑15 promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officers have concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a inherent weakness in our internal controls over financial reporting due to our status as a shell corporation and having a sole supervising officer.  However, our Certifying Officers believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b) Changes in Internal Controls

There were no other significant changes (including other corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II ‑ Other Information

Item 1 ‑ Legal Proceedings

None

Item 1A – Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b‑2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 ‑ Unregistered Sales of Equity Securities and Use of Proceeds

On January 3, 2017, the Company issued 284,500,000 shares of its restricted, unregistered common stock into escrow pending the ultimate consummation of the Armada transaction, as previously discussed.

Item 3 ‑ Defaults Upon Senior Securities

None

Item 4 ‑ Mine Safety Disclosure

As of the date of this filing, the Company has not completed the previously discussed Armada transaction.  Accordingly, the Company has no reportable events as defined in Section 1503 of the Dodd-Frank Act and does not anticipate nor is aware of any reportable events known to potentially or actually exist within the Armada transaction.

Item 5 ‑ Other Information

None.

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

Mansfield-Martin Exploration Mining, Inc.

Dated: May 17, 2017	/s/ John T. Bauska
John T. Bauska
Chief Executive and Financial Officer