Form 10-Q
period 2017-06-30
Mansfield-Martin Exploration Mining, Inc.
filed 2017-09-22
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 20, 2017: 336,300,000 shares of common stock, par value $0.001

Mansfield-Martin Exploration Mining, Inc.

Form 10-Q for the Quarter ended June 30, 2017

Table of Contents

Part I - Financial Information

Item 1 - Financial Statements

Mansfield-Martin Exploration Mining, Inc.
Consolidated Balance Sheets
June 30, 2017 and December 31, 2016

	(Unaudited)	(Audited)
	June 30,	December 31,
	2017	2016
ASSETS

Current Assets
Cash and cash equivalents	$—	$—

Total Current Assets	—	—

Other Assets
Prepaid capital commitment fee	90,000	—
Investment in Tombstone Development Corp.	1,000	—
Investment in mining leases and claims	5,000,526	—

Total Assets	$5,091,526	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable - Trade	$31,429	$12,236
Accrued expenses to former management	59,846	59,846
Accrued interest payable	167,081	60,888
Note payable to
Mining leases/claims	1,460,000	—
Financial services firm	90,000	—
Stockholder	820,371	820,371
Management services company	26,849	—

Total Liabilities	2,655,576	953,341

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
25,000,000 shares authorized.
None issued and outstanding.	—	—
Common stock - $0.001 par value.
500,000,000 shares authorized.
336,300,000 and 50,720,000 shares
issued and outstanding, respectively	336,300	51,720
284,500,000 shares issued in escrow at December 31, 2016	—	—
Additional paid-in capital	62,748,890	59,552,470
Accumulated deficit	(60,649,240)	(60,557,531)

Total Stockholders' Equity (Deficit)	2,435,950	(953,341)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,091,526	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Mansfield-Martin Exploration Mining, Inc.
Consolidated Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2017 and 2016

(Unaudited)

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenues	$—	$—	$—	$—
Cost of Sales	—	—	—	—

Gross Profit	—	—	—	—

Operating expenses
Professional fees	40,941	67,627	10,936	49,896
General and administrative costs	5,100	—	325	—

Total operating expenses	46,041	67,627	11,261	49,896

Loss from operations	(46,041)	(67,627)	(11,261)	(49,896)

Other income (expense)
Interest expense	(45,668)	(43,362)	(24,971)	(19,475)

Loss before provision for income taxes	(91,709)	(110,989)	(36,232)	(69,371)

Provision for income taxes	—	—	—	—

Net loss	(91,709)	(110,989)	(36,232)	(69,371)

Other comprehensive income	—	—	—	—

Comprehensive loss	$(91,709)	$(110,989)	$(36,232)	$(69,371)

Loss per weighted-average share of common stock outstanding,
computed on net loss -basic and fully diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted-average number of shares of common stock outstanding -
basic and fully diluted	336,300,000	50,220,000	336,300,000	50,220,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Mansfield-Martin Exploration Mining, Inc.
Consolidated Statements of Cash Flows
Six months ended June 30, 2017 and 2016

(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2017	2016
Cash Flows from Operating Activities
Net income (loss) for the period	$(91,709)	$(110,989)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	—	—
Note payable for restructuring fees	—	21,140
Increase (Decrease) in
Accounts payable	19,193	6,493
Accrued expenses	45,667	43,362
Deferred revenues	—	—

Net cash used in operating activities	(26,849)	(39,994)

Cash Flows from Investing Activities	—	—

Net cash used in investing activities	—	—

Cash Flows from Financing Activities
Cash received from notes payable
to stockholders and management services company	26,849	39,994

Net cash provided by financing activities	26,849	39,994

Increase (Decrease) in Cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of Tombstone Development Company and various mining claims and leases with the assumption of a certain note payable, issuance of a note
payable and issuance of common stock	$5,001,526	$—
Payment of a capital commitment fee with a note payable	$90,000	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Mansfield-Martin Exploration Mining, Inc.
Notes to Consolidated Financial Statements
June 30, 2017 and December 31, 2016

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
June 30, 2017 and December 31, 2016

Note A ‑ Background and Description of Business - continued

Upon completion of the terms of the Agreement, Armada will own approximately 85% of the Company’s  post‑transaction issued and outstanding common stock of the Company.  Armada has represented to the Company that it anticipates exchanging a portion of these shares with their existing shareholders; using a portion to satisfy existing obligations to related parties and others; and using a portion to finance other Armada operations.  The Agreement anticipates that Company, post-transaction, will have new Board of Directors that will, in turn, appoint new management for the Company.  Additionally, the Company and Armada have facilitated a change in the Company’s corporate name to better reflect the nature and focus of the Company’s proposed ongoing and future business interests.  This transaction closed on June 27, 2017.

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

The accompanying consolidated financial statements, as of and for the periods ended June 30, 2017 and 2016, respectively and as appropriate, contain the accounts of Mansfield-Martin Exploration Mining, Inc.; its former wholly‑owned subsidiaries, Medical Management Systems, Inc., Med-Pharma Management, Inc., High Desert MMJ, Inc.; and it’s former majority-owned joint venture, Emerald Mountain Organics.  All significant intercompany transactions have been eliminated.  The consolidated entities are collectively referred to as “Company”.

Note C ‑ Going Concern Uncertainty

The Company currently owns a minority position in various mining claims and/or leases located in the Tombstone, Arizona Mining District.  It is the Company’s intent to raise sufficient capital to successfully exploit the mineral deposits contained in these claims/leases.  All other efforts started by the Company and/or its subsidiaries in prior periods were either unsuccessful or abandoned.  There is no assurance that the Company will be able to successful in the implementation or operation of its current business plan.

Mansfield-Martin Exploration Mining, Inc.
Notes to Consolidated Financial Statements - Continued
June 30, 2017 and December 31, 2016

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
June 30, 2017 and December 31, 2016

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

As of June 30, 2017 and December 31, 2016, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

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

Mansfield-Martin Exploration Mining, Inc.
Notes to Consolidated Financial Statements - Continued
June 30, 2017 and December 31, 2016

Note F - Mining Leases and Claims

On November 28, 2016, the Company entered into a Material Definitive Agreement (Agreement).  Under the terms of this Agreement, the Company issued issue 284,580,000 shares of its common stock into escrow for the benefit of Armada Mining, Inc., an Arizona corporation, and/or its assigns (Armada) in exchange for rights and interests in mining properties in the historic Tombstone Mining District.  The Agreement allows for the Company to acquire rights and interests to approximately 3,800 acres of contiguous mineral leases, including some property acquired in fee simple, and ownership of 100% of Tombstone Development Company, which was formed in 1933, and is believed to be the oldest continually operating mining company in Arizona.  A copy of the Agreement was furnished as an exhibit to a Form 8-K filed on or about November 28, 2016.

This exchange resulted in Armada owning approximately 85% of the Company, post‑transaction. Subject to financing and various regulatory approvals, the Company intends to commence development of these properties by processing previously mined materials for silver, as well as precious and base metals; by reopening and developing existing mines using modern equipment and techniques; and by completing an existing drill/test grid to establish the boundary of producible ore bodies, in anticipation of a Bankable Feasibility Study and further development.

The completion of the acquisition of these currently non-performing claims/leases was initially subject to the completion of due diligence, acquisition of adequate financing and various regulatory approvals.  On June 27, 2017, the Registrant announced that the due diligence process, although not totally complete, was sufficient to close the November 28, 2016 transaction.  The transaction closed as follows:

a)
The Company received from Armada 100% of the issued and outstanding stock in Tombstone Development Company, which was formed in 1933, is believed to be the oldest continually operating mining company in Arizona.  This piece of the acquisition was recorded at the nominal value of approximately $1,000.

b)
The Company received an assignment from Armada of approximately 45% of a specific group of claims/leases covering approximately 200 contiguous acres, subject to a “wrap” note issued in favor of Armada approximately equal to a note payable to the original lessee of approximately $200,000.  This piece of the acquisition was recorded at approximately $400,000, which equals the value of the note payable being assumed and the nominal intrinsic value of $1,000 per acre.

c)
The Company received an assignment from Armada of approximately 45% of a specific group of claims/leases covering approximately 700 contiguous acres, subject to a “wrap” note issued in favor of Armada approximately equal to a note payable to the original lessee of approximately $700,000.  This piece of the transaction was recorded at approximately $1,400,000, which equals the approximate value of the note being assumed and the nominal intrinsic value of $1,000 per acre.

NOTE: in both b) and c) ‑ Armada will retain the remaining respective 55% in each specific group of claims/leases, subject to the generation of approximately $500,000 in net earnings from the respective claims AFTER the retirement of all affiliated debt.  After the debt is retired and the $500,000 is paid to Armada, the residual 55% will transfer to the Company for no additional consideration.

d)
The Company received an assignment of 100% of approximately ten (10) specific claims/leases acquired from the Bureau of Land Management by Jack T. Bauska, personally.  This piece of the acquisition was recorded at the nominal value of $2,000, which approximates the founder’s cost related to Mr. Bauska’s expenses for acquisition and recording.

e)
The Company received an assignment of 100% of certain claims/leases covering approximately 278 contiguous acres originally acquired by Jack T. Bauska, personally; subject to a 100% assumption of a note payable to the original lessee of approximately $560,000 and accrued interest of approximately $60,526.  This piece of the transaction was valued at approximately $898,526, which equals the approximate value of the note being received and the nominal intrinsic value of $1,000 per acre.

f)
The Company received an assignment of 47.5% of certain claims/leases, covering approximately 2,300 contiguous acres, controlled by an affiliate of Armada.  At the time the Armada affiliate receives approximately $800,000 in net proceeds from the development of the affiliated claims, the Armada affiliate will transfer the residual 52.5% to the Registrant for no additional consideration.  This piece of the transaction was  valued at the nominal value of approximately $2,300,000, which equals the nominal intrinsic value of $1,000 per acre.

This aggregate transaction has an approximate initial gross asset value of approximately $5,000,526 with the issuance or assumption of underlying debt to initially acquire said claims/leases of approximately $1,460,000.

The “wrap” note issued to Armada is for an aggregate $900,000 and bears interest at 7.0% interest.  The “wrap” note is due on December 31, 2018 and may be prepaid at any time without penalty.

Mansfield-Martin Exploration Mining, Inc.
Notes to Consolidated Financial Statements - Continued
June 30, 2017 and December 31, 2016

Note F - Mining Leases and Claims - continued

The assumed note is in the principal amount of $560,000 and bears interest at 5.0%.  This note originally matured on August 20, 2015, is secured by a Deed of Trust on the underlying claims/leases and no notice of default or demand for payment has been made by the initial borrower.  Management is of the opinion that this note is currently in “demand” status and the underlying assets are not at risk for foreclosure.

Note G ‑ Notes Payable to Stockholders

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

Through June 30, 2017 and December 31, 2016, respectively, an aggregate of approximately $820,371 , inclusive of the effect of the June 1, 2016 Settlement Agreement, has been advanced to support the Company’s working capital needs.  The Company is delinquent in making the required monthly installment payments.

Note H - Note Payable to Management Services Company

Concurrent with the November 2016 proposed transaction with Armada, the Company engaged the services of an unrelated third-party to provide management services to the Company on a “for fee” month-to-month informal agreement.  Included in the services to be provided is a line-of-credit note payable up to the amount of $150,000 with interest at 6.0% per annum.  The note matures on December 31, 2017 or when the Company completes a successful capital infusion of at least $500,000 directly related to the commencement of mining operations in and around Tombstone, Arizona.  Through June 30, 2017, approximately $26,849 has been advanced against this line-of-credit.

Note I - Note Payable to Financial Services Firm

On February 22, 2017, the Company entered into a Material Definitive Agreement (MDA) with L2 Capital, LLC, a Kansas limited liability company (“L2 Capital”).  Our MDA has several components: 1) Under the Equity Purchase Agreement (‘Equity Line”), the Company has the right, but not the obligation, to sell shares of its common stock to L2 Capital at 75% of the prevailing OTC market price, as determined by the public market over time periods set out in the Equity Line, for up to $3,000,000 and 2) Under the Registration Rights Agreement (“Registration Rights”), the Company is obliged to register the offering of shares to be put under the Equity Line with the Securities and Exchange Commission on Form S‑1, and certain Blue Sky regulators, so that L2 Capital may, presumably, resell such shares under our Rule 424 Prospectus.

Mansfield-Martin Exploration Mining, Inc.
Notes to Consolidated Financial Statements - Continued
June 30, 2017 and December 31, 2016

Note I - Note Payable to Financial Services Firm - continued

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

Also included in the MDA are share reserve requirements, under which our transfer agent has agreed to maintain a portion of our authorized but unissued shares sufficient to meet our obligations under the Equity Line and Note.

Note J - Income Taxes

The components of income tax (benefit) expense for the each of the six month periods ended June 30, 2017 and 2016,  respectively, are as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2017	2016
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of June 30, 2017, after consideration of the pending Armada transaction, the Company will have an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $90,000.   The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look‑back period; whether there is a deemed more than 50 percent change in control; the applicable long‑term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the six months ended June 30, 2017 and 2016, respectively, are as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2017	2016

Statutory rate applied to income before income taxes	$(31,000)	$(32,600)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Non-deductible charge for the effect of the partial conversion
of the note payable to common stock at less than “fair value”	—	—
Other, including reserve for deferred tax asset and application
of net operating loss carryforward(s)	31,000	32,600

Income tax expense	$—	$—

Mansfield-Martin Exploration Mining, Inc.
Notes to Consolidated Financial Statements - Continued
June 30, 2017 and December 31, 2016

Note J - Income Taxes - continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of June 30, 2017 and December 31, 2016, respectively:

	June 30,	December 31,
	2017	2016
Deferred tax assets
Net operating loss carryforwards	$31,000	$447,400
Less valuation allowance	(31,000)	(447,400)

Net Deferred Tax Asset	$—	$—

During the six months ended June 30, 2017 and the year ended December 31, 2016, respectively, the valuation allowance against the deferred tax asset increased (decreased) by approximately $(416,400) and $62,400, respectively.

Note K - Common Stock Transactions

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

On November 28, 2016, the Company entered into a Material Definitive Agreement (Agreement).  Under the terms of this Agreement, the Company issued into escrow 284,580,000 shares of its common stock to Armada Mining, Inc., an Arizona corporation, and/or its assigns (Armada) in exchange for rights and interests in mining properties in the historic Tombstone Mining District.  The Agreement allows for the Registrant to acquire rights and interests to approximately 3,800 acres of contiguous mineral leases, including some property acquired in fee simple, and ownership of 100% of Tombstone Development Company, which was formed in 1933, and is believed to be the oldest continually operating mining company in Arizona.  A copy of the Agreement was furnished as an exhibit to a Form 8-K filed on or about November 28, 2016.  This exchange resulted in Armada owning approximately 85% of the Company, post‑transaction. Subject to financing and various regulatory approvals, the Company intends to commence development of these properties by processing previously mined materials for silver, as well as precious and base metals; by reopening and developing existing mines using modern equipment and techniques; and by completing an existing drill/test grid to establish the boundary of producible ore bodies, in anticipation of a Bankable Feasibility Study and further development.  The completion of the acquisition of these currently non-performing claims/leases was initially subject to the completion of due diligence, acquisition of adequate financing and various regulatory approvals.  On June 27, 2017, the Registrant completed the closing on the November 28, 2016 transaction.

Mansfield-Martin Exploration Mining, Inc.
Notes to Consolidated Financial Statements - Continued
June 30, 2017 and December 31, 2016

Note L - Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of preferred stock, $0.001 par value.  As of June 30, 2017, December 31, 2016 and June 30, 2016, respectively,  there are no shares of preferred stock issued and outstanding.

Note M - Subsequent Events

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

Historical Background

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

Current Operations

On November 28, 2016, the Company entered into a Material Definitive Agreement (Agreement).  Under the terms of this Agreement, the Company issued issue 284,580,000 shares of its common stock into escrow for the benefit of Armada Mining, Inc., an Arizona corporation, and/or its assigns (Armada) in exchange for rights and interests in mining properties in the historic Tombstone Mining District.  The Agreement allows for the Company to acquire rights and interests to approximately 3,800 acres of contiguous mineral leases, including some property acquired in fee simple, and ownership of 100% of Tombstone Development Company, which was formed in 1933, and is believed to be the oldest continually operating mining company in Arizona.  A copy of the Agreement was furnished as an exhibit to a Form 8-K filed on or about November 28, 2016.

This exchange resulted in Armada owning approximately 85% of the Company, post‑transaction. Subject to financing and various regulatory approvals, the Company intends to commence development of these properties by processing previously mined materials for silver, as well as precious and base metals; by reopening and developing existing mines using modern equipment and techniques; and by completing an existing drill/test grid to establish the boundary of producible ore bodies, in anticipation of a Bankable Feasibility Study and further development.

The completion of the acquisition of these currently non-performing claims/leases was initially subject to the completion of due diligence, acquisition of adequate financing and various regulatory approvals.  On June 27, 2017, the Registrant announced that the due diligence process, although not totally complete, was sufficient to close the November 28, 2016 transaction.  The transaction closed as follows:

a)
The Company received from Armada 100% of the issued and outstanding stock in Tombstone Development Company, which was formed in 1933, is believed to be the oldest continually operating mining company in Arizona.  This piece of the acquisition was recorded at the nominal value of approximately $1,000.

b)
The Company received an assignment from Armada of approximately 45% of a specific group of claims/leases covering approximately 200 contiguous acres, subject to a “wrap” note issued in favor of Armada approximately equal to a note payable to the original lessee of approximately $200,000.  This piece of the acquisition was recorded at approximately $400,000, which equals the value of the note payable being assumed and the nominal intrinsic value of $1,000 per acre.

c)
The Company received an assignment from Armada of approximately 45% of a specific group of claims/leases covering approximately 700 contiguous acres, subject to a “wrap” note issued in favor of Armada approximately equal to a note payable to the original lessee of approximately $700,000.  This piece of the transaction was recorded at approximately $1,400,000, which equals the approximate value of the note being assumed and the nominal intrinsic value of $1,000 per acre.

NOTE: in both b) and c) ‑ Armada will retain the remaining respective 55% in each specific group of claims/leases, subject to the generation of approximately $500,000 in net earnings from the respective claims AFTER the retirement of all affiliated debt.  After the debt is retired and the $500,000 is paid to Armada, the residual 55% will transfer to the Company for no additional consideration.

d)
The Company received an assignment of 100% of approximately ten (10) specific claims/leases acquired from the Bureau of Land Management by Jack T. Bauska, personally.  This piece of the acquisition was recorded at the nominal value of $2,000, which approximates the founder’s cost related to Mr. Bauska’s expenses for acquisition and recording.

e)
The Company received an assignment of 100% of certain claims/leases covering approximately 278 contiguous acres originally acquired by Jack T. Bauska, personally; subject to a 100% assumption of a note payable to the original lessee of approximately $560,000 and accrued interest of approximately $60,526.  This piece of the transaction was valued at approximately $898,526, which equals the approximate value of the note being received and the nominal intrinsic value of $1,000 per acre.

f)
The Company received an assignment of 47.5% of certain claims/leases, covering approximately 2,300 contiguous acres, controlled by an affiliate of Armada.  At the time the Armada affiliate receives approximately $800,000 in net proceeds from the development of the affiliated claims, the Armada affiliate will transfer the residual 52.5% to the Registrant for no additional consideration.  This piece of the transaction was  valued at the nominal value of approximately $2,300,000, which equals the nominal intrinsic value of $1,000 per acre.

This aggregate transaction has an approximate initial gross asset value of approximately $5,000,526 with the issuance or assumption of underlying debt to initially acquire said claims/leases of approximately $1,460,000.

The “wrap” note issued to Armada is for an aggregate $900,000 and bears interest at 7.0% interest.  The “wrap” note is due on December 31, 2018 and may be prepaid at any time without penalty.

The assumed note is in the principal amount of $560,000 and bears interest at 5.0%.  This note originally matured on August 20, 2015, is secured by a Deed of Trust on the underlying claims/leases and no notice of default or demand for payment has been made by the initial borrower.  Management is of the opinion that this note is currently in “demand” status and the underlying assets are not at risk for foreclosure.

(3) Results of Operations

The Company has no recognized revenues for either of the respective six or three month periods ended June 30, 2017 and  2016.

In conjunction with the Company’s business plan, as discussed in Item I of the December 31, 2016 Form 10-K, the Company expended considerable effort and financial resources in prior periods, for the implementation of its former business plan(s).  During Calendar 2016, the Company incurred operating expenses requiring cash payments of approximately $86,000 which were funded through a line-of-credit with an entity affiliated with the Company’s then-controlling stockholder.

During the six months ended June 30, 2017, the Company incurred operating costs, principally professional fees, of approximately $45,000, directly related to the maintenance of the corporate entity, compliance with the periodic reporting requirements of the Securities Exchange Act of 1934 and various other nominal costs related to the proposed Armada transaction.

Earnings (Loss) per share for the respective three month periods ended June 30, 2017 and 2016 were $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(4) Plan of Business

The Company is the owner of 100% of the issued and outstanding shares of Tombstone Development Corp. (TDC) and, directly and through TDC, owns or controls more than 3,800 acres of mineral leases and claims in the Tombstone Mining District (collectively, the “Mining Properties”).  TDC is one of the oldest mining companies in Arizona, having continuously operated since 1933.  The Mining Properties contain numerous historic mine sites, including the Lucky Cuss, Tough Nut, Old Guard, Ace in the Hole, Solstice and Ground Hog, and significant undeveloped properties in the Western Mining District running from the downslope of the Tombstone caldera.

Because of TDC’s history, it has become the repository of a significant library of technical and other information concerning previous mining activities in the Tombstone Mining District.  This proprietary data was assembled or acquired by TDC’s previous management, often from failed or defunct companies, and much of it is not reproduced in public records.  The availability of this data provides the Company with an advantage in identifying and quantifying potential recovery from historic mine sites.  Our review of this data, along with assays of previously mined, unprocessed materials in surface dumps on historic mine sites, forms the basis for the estimates provided herein.

The Company intends to commence development of these properties by processing previously mined materials for, primarily, silver with corresponding traces of gold, as well as other precious and base metals, by processing surface dumped materials, the reopening and redevelopment of existing mines using modern equipment and techniques.  We also intend to complete a comprehensive core drilling grid of undeveloped properties that fill in areas between known productive ore bodies, in anticipation of a Bankable Feasibility Study and the possibility of future development activities.

On August 17, 2017, Mr. Frank H. Blair, an independent consultant to the Company, issued “A Fair Value Opinion” (Opinion) for the approximate 3,800 acre property held by the Company in the Tombstone Mining District, Cochise County, Arizona is based upon the Consultant’s opinion as to either he would want to sell or buy the property.  This reflective valuation was built upon visits, by the Consultant, to the various patented and unpatented claims held by the Company, visits to the County Courthouse and, most importantly, an eight day onsite office review of the Company’s extensive files relating to the development and exploitation of these mining properties dating back to 1882.  Separate files in the author’s library or researched online are comprised of available PhD and Master Theses within the Tombstone Mining District.  Nine selected references from the Company’s files were appended to the Opinion.

Per Mr. Blair’s research and opinion, major silver deposits that made the Tombstone district famous occur in the Bisbee Group of the Tombstone Basin.  A 1988 written communication, mentioned in USGS Bulletin 2042-B, reported wealth from the district was about$463 million (1988 dollars) from 1.5 million tons of ore.  Most of the exploitation was of oxidized ore that produced 32 million ounces of silver, which would amount to $540 million at estimated 2017 market prices.

Mr. Blair closes his Opinion with the following: “If the writer should make a decision to purchase or sell the Mansfield-Martin properties in the Tombstone District, Cochise County, Arizona, the recommendation would be an affirmative yes to PURCHASE the M&M Tombstone properties.  A value placed on the Lucky Cuss Structural trend could, from the five underground mines along the 3,500 foot trend, produce approximately 1,400,000 ounces of metal containing an average of 0.210 oz. Au/ton and 45oz. Ag/ ton.  With gold at $1,200/ounce and silver at $17/ounce, this would produce a gross value of $24 million.  The other two targets in the initial exploration program will probably be equal to or surpass the Lucky Cuss Trend.  A total fair value of the Mansfield-Martin Tombstone Program can be subjectively adjusted to a gross value of $72,000,000."

As of the date of this filing, Mansfield-Martin has not commenced recovery or other mining  activities on its properties.  We have identified mineralized material in surface dumps and existing shafts, as well as from core drilling and placer deposit assays on undeveloped properties.  Mineralized material in surface dumps and existing shafts warrants further development; the extent of such materials on undeveloped properties, as well as the quality thereof, warrants further exploration.

 “Mineralized material” as used in this prospectus, although permissible under SEC Industry Guide 7, does not indicate “reserves” by SEC standards.  We cannot be certain that any part of our property will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves.”  Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.  See “Cautionary Note Regarding Exploration Stage Status” on page XX and “SEC Industry Guide 7 Definitions” on page XX.

The Company is currently in discussion with multiple entities to provide working and development capital, including scenarios covering a proposed 50%/50% of net profits after the recovery of development costs; the right to acquire 100% of the precious metals output from development at a negotiated discount to the market price until such time that all development costs are recovered and then the purchase of all remaining output at market price; and the acquisition of development and working capital through the private placement of the Registrant’s equity securities or debt instruments.  All of these opportunities are being aggressively pursued by management; however, there is no assurance that the Company will be able to successfully consummate any of these opportunities or, that any of these opportunities, if available, will be able to be obtained on terms favorable to or affordable by the Company.

If any of these working and development capital opportunities are successfully consummated, the Company anticipates the start of production activities by the end of Calendar 2017.

(5) Liquidity and Capital Resources

At June 30, 2017 and December 31, 2016, respectively, the Company had working capital of approximately $(2,656,000) and $(953,000).

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

(b) Changes in Internal Controls

There were no other significant changes (including other corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II ‑ Other Information

Item 1 ‑ Legal Proceedings

None

Item 1A – Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b‑2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 ‑ Unregistered Sales of Equity Securities and Use of Proceeds

On January 3, 2017, the Company issued 284,580,000 shares of its restricted, unregistered common stock into escrow pending the ultimate consummation of the Armada transaction, as previously discussed.  On June 27, 2017, the Company completed the Armada transaction and released the shares from escrow.

Item 3 ‑ Defaults Upon Senior Securities

None

Item 4 ‑ Mine Safety Disclosure

As of the date of this filing, the Company has no known reportable events as defined in Section 1503 of the Dodd-Frank Act and does not anticipate nor is aware of any reportable events known to potentially or actually exist within the Armada transaction.

Item 5 ‑ Other Information

None.

Item 6 - Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer
32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer
101 Interactive data files pursuant to Rule 405 of Regulation S-T. (To be filed by Amendment)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mansfield-Martin Exploration Mining, Inc.

Dated: September 22, 2017	/s/ John T. Bauska
John T. Bauska
Chief Executive and Financial Officer