Form 10-Q
period 2017-09-30
Mansfield-Martin Exploration Mining, Inc.
filed 2017-10-31
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 20, 2017: 336,300,000 shares of common stock, par value $0.001

Mansfield-Martin Exploration Mining, Inc.

Form 10-Q for the Quarter ended September 30, 2017

Table of Contents

Part I - Financial Information

Item 1 - Financial Statements

Mansfield-Martin Exploration Mining, Inc.
Consolidated Balance Sheets
September 30, 2017 and December 31, 2016

	(Unaudited)	(Audited)
	September 30,	December 31,
	2017	2016
ASSETS

Current Assets
Cash and cash equivalents	$—	$—

Total Current Assets	—	—

Other Assets
Prepaid capital commitment fee	90,000	—
Investment in Tombstone Development Corp.	1,000	—
Investment in mining leases and claims	5,008,741	—

Total Assets	$5,099,741	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable - Trade	$30,928	$12,236
Accrued expenses to former management	59,846	59,846
Accrued interest payable	214,724	60,888
Note payable to
Mining leases/claims	1,460,000	—
Financial services firm	90,000	—
Stockholder	820,371	820,371
Management services company	74,885	—

Total Liabilities	2,750,754	953,341

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
25,000,000 shares authorized.
None issued and outstanding.	—	—
Common stock - $0.001 par value.
500,000,000 shares authorized.
336,300,000 and 50,720,000 shares
issued and outstanding, respectively	336,300	51,720
284,500,000 shares issued in escrow at December 31, 2016	—	—
Additional paid-in capital	62,748,890	59,552,470
Accumulated deficit	(60,736,203)	(60,557,531)

Total Stockholders' Equity (Deficit)	2,348,987	(953,341)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,099,741	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Mansfield-Martin Exploration Mining, Inc.
Consolidated Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2017 and 2016

(Unaudited)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Revenues	$—	$—	$—	$—
Cost of Sales	—	—	—	—

Gross Profit	—	—	—	—

Operating expenses
Professional fees	78,847	92,144	37,906	24,517
General and administrative costs	6,515	—	1,415	—

Total operating expenses	85,362	92,144	39,321	24,517

Loss from operations	(85,362)	(92,144)	(39,321)	(24,517)

Other income (expense)
Interest expense	(93,310)	(63,823)	(47,642)	(20,461)

Loss before provision for income taxes	(178,672)	(155,967)	(86,993)	(44,978)

Provision for income taxes	—	—	—	—

Net loss	(178,672)	(155,967)	(86,993)	(44,978)

Other comprehensive income	—	—	—	—

Comprehensive loss	$(178,672)	$(155,967)	$(86,993)	$(44,978)

Loss per weighted-average share of common stock outstanding,
computed on net loss - basic and fully diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted-average number of shares of common stock outstanding -
basic and fully diluted	336,300,000	50,220,000	336,300,000	50,220,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Mansfield-Martin Exploration Mining, Inc.
Consolidated Statements of Cash Flows
Nine months ended September 30, 2017 and 2016

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2017	2016
Cash Flows from Operating Activities
Net income (loss) for the period	$(178,672)	$(155,967)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	—	—
Note payable for restructuring fees	—	21,140
Increase (Decrease) in
Accounts payable	18,692	—
Accrued expenses	93,310	50,214
Deferred revenues	—	—

Net cash used in operating activities	(66,670)	(84,613)

Cash Flows from Investing Activities
Cash paid for registration of mining claims	(8,215)	—

Net cash used in investing activities	(8,215)	—

Cash Flows from Financing Activities
Cash received from notes payable
to stockholders and management services company	74,885	84,613

Net cash provided by financing activities	74,885	84,613

Increase (Decrease) in Cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of Tombstone Development Company and various mining claims and leases with the assumption of a certain note payable, issuance of a note
payable and issuance of common stock	$5,001,526	$—
Payment of a capital commitment fee with a note payable	$90,000	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Mansfield-Martin Exploration Mining, Inc.
Notes to Consolidated Financial Statements
September 30, 2017 and December 31, 2016

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
September 30, 2017 and December 31, 2016

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

The accompanying consolidated financial statements, as of and for the periods ended September 30, 2017 and 2016, respectively and as appropriate, contain the accounts of Mansfield-Martin Exploration Mining, Inc.; its former wholly‑owned subsidiaries, Medical Management Systems, Inc., Med-Pharma Management, Inc., High Desert MMJ, Inc.; and it’s former majority-owned joint venture, Emerald Mountain Organics.  All significant intercompany transactions have been eliminated.  The consolidated entities are collectively referred to as “Company”.

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
September 30, 2017 and December 31, 2016

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
September 30, 2017 and December 31, 2016

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

As of September 30, 2017 and December 31, 2016, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

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
September 30, 2017 and December 31, 2016

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
September 30, 2017 and December 31, 2016

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

Through September 30, 2017 and December 31, 2016, respectively, an aggregate of approximately $820,371, inclusive of the effect of the June 1, 2016 Settlement Agreement, has been advanced to support the Company’s working capital needs.  The Company is delinquent in making the required monthly installment payments.

Note H - Note Payable to Management Services Company

Concurrent with the November 2016 proposed transaction with Armada, the Company engaged the services of an unrelated third-party to provide management services to the Company on a “for fee” month-to-month informal agreement.  Included in the services to be provided is a line-of-credit note payable up to the amount of $150,000 with interest at 6.0% per annum.  The note matures on December 31, 2017 or when the Company completes a successful capital infusion of at least $500,000 directly related to the commencement of mining operations in and around Tombstone, Arizona.  Through September 30, 2017, approximately $74,885 has been advanced against this line-of-credit.

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
September 30, 2017 and December 31, 2016

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

Note J - Income Taxes

The components of income tax (benefit) expense for the each of the Nine month periods ended September 30, 2017 and 2016,  respectively, are as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2017	2016
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of September 30, 2017, after consideration of the change in control resulting from the Armada transaction, the Company will have an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $179,000.   The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look‑back period; whether there is a deemed more than 50 percent change in control; the applicable long‑term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the nine months ended September 30, 2017 and 2016, respectively, are as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2017	2016

Statutory rate applied to income before income taxes	$(61,000)	$(32,600)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Non-deductible charge for the effect of the partial conversion
of the note payable to common stock at less than “fair value”	—	—
Other, including reserve for deferred tax asset and application
of net operating loss carryforward(s)	61,000	32,600

Income tax expense	$—	$—

Mansfield-Martin Exploration Mining, Inc.
Notes to Consolidated Financial Statements - Continued
September 30, 2017 and December 31, 2016

Note J - Income Taxes - continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of September 30, 2017 and December 31, 2016, respectively:

	September 30,	December 31,
	2017	2016
Deferred tax assets
Net operating loss carryforwards	$61,000	$447,400
Less valuation allowance	(61,000)	(447,400)

Net Deferred Tax Asset	$—	$—

During the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively, the valuation allowance against the deferred tax asset increased (decreased) by approximately $(386,400) and $62,400, respectively.

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

Mansfield-Martin Exploration Mining, Inc.
Notes to Consolidated Financial Statements - Continued
September 30, 2017 and December 31, 2016

Note L - Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of preferred stock, $0.001 par value.  As of September 30, 2017, December 31, 2016 and September 30, 2016, respectively,  there are no shares of preferred stock issued and outstanding.

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

(3) Results of Operations

The Company has no recognized revenues for either of the respective nine or three month periods ended September 30, 2017 and  2016.

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

During the nine months ended September 30, 2017, the Company incurred operating costs, principally professional fees, of approximately $85,000, directly related to the maintenance of the corporate entity, compliance with the periodic reporting requirements of the Securities Exchange Act of 1934 and various other costs, inclusive of professional fees,  related to the Armada transaction.

Earnings (Loss) per share for the respective nine month periods ended September 30, 2017 and 2016 were $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

The Company remains in active discussion(s) with multiple entities to provide working and development capital, including scenarios covering a proposed 50%/50% of net profits after the recovery of development costs; the right to acquire 100% of the precious metals output from development at a negotiated discount to the market price until such time that all development costs are recovered and then the purchase of all remaining output at market price; and the acquisition of development and working capital through the private placement of the Registrant’s equity securities or debt instruments.  All of these opportunities are being aggressively pursued by management; however, there is no assurance that the Company will be able to successfully consummate any of these opportunities or, that any of these opportunities, if available, will be able to be obtained on terms favorable to or affordable by the Company.

If any of these working and development capital opportunities are successfully consummated, the Company anticipates the start of production activities by the end of Calendar 2017.

(5) Liquidity and Capital Resources

At September 30, 2017 and December 31, 2016, respectively, the Company had working capital of approximately $(2,750,000) and $(953,000).

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

(b) Changes in Internal Controls

There were no other significant changes (including other corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II ‑ Other Information

Item 1 ‑ Legal Proceedings

None

Item 1A – Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b‑2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 ‑ Unregistered Sales of Equity Securities and Use of Proceeds

None

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

Mansfield-Martin Exploration Mining, Inc.

Dated: October 24, 2017	/s/ John T. Bauska
John T. Bauska
Chief Executive and Financial Officer