Form 10-K
period 2017-12-31
Mansfield-Martin Exploration Mining, Inc.
filed 2019-08-22
CIK 1516559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

☒ ☐
Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the years ended December 31, 2017

Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number 000-54770

Mansfield-Martin Exploration Mining, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-0704149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1137 Highway 80 East, Post Office Box 1218, Tombstone, AZ	86638
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (520) 457-9404

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock - $0.001 par value	MCPI	OTCMKTS

Securities registered pursuant to Section 12(g) of the Act: Common stock

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐  Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for completing with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  ☐ Yes  ☒ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of July 1, 2019 was approximately $2,271,600 based upon 75,720,000 shares held by non-affiliates.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be fled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confrmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 13, 2019, there were 360,300,000 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Mansfield-Martin Exploration Mining, Inc.
Form 10-K for the Year Ended December 31, 2017
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

PART I

Item 1 - Business

General

Mansfield-Martin Exploration Mining, Inc. (“Company” or “MMEM”) was incorporated under the Laws of the State of Nevada on February 23, 2011 as SW China Imports, Inc. The Company’s initial business plan was to import high-end handmade lace wigs, hairpieces, and other beauty supplies and accessories manufactured overseas into the United States.  In June 2014, the Company changed its name to Med-Cannabis Pharma, Inc. and implemented a new business plan to enter into the retail sale of medical and personal use marijuana, where allowable.  In October 2015, the Company changed its name to MCPI, Inc.  In March 2017, the Company, in anticipation of consummating a proposed asset acquisition transaction, changed its name to Mansfield-Martin Exploration Mining, Inc.

A detailed discussion of the Company’s previous business plans and activities has been disclosed in predecessor filings on both Form 10-K and Form 10-Q filed in prior periods.

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

This exchange resulted in Armada owning approximately 85% of the Company, post-transaction. Subject to financing and various regulatory approvals, the Company intends to commence development of these properties by processing previously mined materials for silver, as well as precious and base metals; by reopening and developing existing mines using modern equipment and techniques; and by completing an existing drill/test grid to establish the boundary of producible ore bodies, in anticipation of a Bankable Feasibility Study and further development.

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

NOTE: in both b) and c) - Armada will retain the remaining respective 55% in each specific group of claims/leases, subject to the generation of approximately $500,000 in net earnings from the respective claims AFTER the retirement of all affiliated debt.  After the debt is retired and the $500,000 is paid to Armada, the residual 55% will transfer to the Company for no additional consideration.

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

The “wrap” note issued to Armada is for an aggregate $900,000 and bears interest at 7.0% interest.  The “wrap” note was originally due on December 31, 2018, and has been extended to December 31, 2019; it may be prepaid at any time without penalty.

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

Subsequent to December 31, 2017, Management evaluated the carrying value of these assets as of that date and determined that these assets are of limited value unless and until the Company arranges development capital.   Accordingly, management has provided an impairment equal to the net recorded acquisition value of these assets as of December 31, 2017.

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

As of December 31, 2017 and subsequent thereto, the Company is in default on this obligation and the recorded $90,000 has been charged to expense.  No demand for either conversion or redemption has been made by L2 Capital.

On November 20, 2017, the Company issued a press release noting it had entered into a letter of intent with Qu Ltd. to provide up to 5 million oz. silver dore to back a new crypto-currency offering.  As a result of the initial due diligence activities, management of the Company elected to discontinue this relationship and has no ongoing involvement or commitment to this endeavor.

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

The Company has no cash flows to support operations and relies on external sources to maintain the corporate entity.

On May 11, 2016, the Company and a former controlling stockholder of the Company completed a restated and restructured Promissory Note agreement dated March 31, 2016.  The original balance of the note was for a principal amount of $752,694.19, bearing interest at 10.0% per annum and requiring monthly debt service payments of approximately $15,992.55 commencing June 30, 2016 through June 30, 2017, at which time all remaining principal and accrued interest is due and payable.  The note also contains a repayment clause where the principal and accrued interest may be paid in common stock of the Company at a conversion rate of $0.001 per share.  For all periods from the inception of the debt through the date of these financial statements, the lender formally suspended the common stock conversion clause contained in the note.  On November 30, 2016 and October 22, 2017, the lender notified the Company that the lender was exercising the common stock conversion clause for the repayment of $150 and $24,000 in debt, respectively, and continued the suspension of the conversion clause for the remaining balance of the debt.  The continuation of the suspension of the conversion clause remains in effect as of the date of these financial statements and the Company remains delinquent in making the scheduled monthly debt service payments and no action is expected to be taken by the lender.  Through December 31, 2017 and 2016, respectively, the outstanding principal balance on this indebtedness is approximately $797,371 and $820,371.  These funds were used to support the Company’s working capital needs in prior periods.

Concurrent with the Armada transaction, the Company engaged the services of an unrelated third-party to provide management services to the Company on a “for fee” month-to-month informal agreement.  Included in the services to be provided is a line-of-credit note payable up to the amount of $150,000 with interest at 6.0% per annum.  The note matures on December 31, 2017 or when the Company completes a successful capital infusion of at least $500,000 directly related to the commencement of mining operations in and around Tombstone, Arizona.  Both parties agreed that additional working capital would be required and, on December 30, 2017, executed a new Line of Credit Note to provide up to $250,000 to the Company at identical terms with a new maturity date of December 31, 2018.  As of December 31, 2017 and 2016, respectively, approximately $89,838 and $-0- had been advanced against this line-of-credit.  This note is delinquent and the lender has made no demand for payment, nor does the Company anticipate such a demand being made.

The Company will require additional financing to become commercially viable.

The Company's continued existence is dependent upon its ability to implement its business plan, generate sufficient cash flows from operations to support its daily operations, and provide sufficient resources to retire existing liabilities and obligations on a timely basis.  The Company faces considerable risk in its business plan and a potential shortfall of funding due to our uncertainty to raise adequate capital in the equity securities market.

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

Our planned operations will be subject to risks normally incidental to mining and mineral exploration activities and will be dependent on internal and third-party production and distribution operations which could result in work stoppages, damage to property or unavailable product for resale.  This may be caused by:

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

As a result of the Armada transaction, the principal stockholder of MMEM common stock holds 284,580,000 shares (or approximately 78.98%) of the Company’s issued and outstanding common stock.  Additionally, a former controlling shareholder holds a convertible Promissory Note with a balance due of approximately $941,030, including accrued interest, which currently has a conversion clause to common stock which has been indefinitely suspended by the Holder of the Promissory Note.  The revocation of this suspension could cause the issuance of an additional 941,030,000 shares of common stock, which is far in excess of the Company’s currently authorized shares.

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

MMEM currently has approximately 360,300,000 outstanding shares of its common stock which were issued pursuant registration statements and/or exemptions from registration under the Securities Act and applicable state securities laws, but which are now available for public sale pursuant to Rule 144 under the Securities Act and comparable exemptions under applicable state securities laws.  The potential of such sales could adversely affect the market price of MMEM’s common stock.

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

Item 4 - Mine Safety Disclosures

As of the date of this filing, the Company has not completed the Armada transaction, as previously discussed. Accordingly, The Company has no reportable events as defined in Section 1503 of the Dodd-Frank Act and doesnot anticipate nor is aware of any reportable events currently existing or to exist within the Armada transaction.

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

	High	Low
Fiscal year ended December 31, 2017
Quarter ended December 31, 2017	$0.062	$0.035
Quarter ended September 30, 2017	$0.115	$0.034
Quarter ended June 30, 2017	$0.11	$0.07
Quarter ended March 31, 2017	$0.28	$0.115

Fiscal year ended December 31, 2016
Quarter ended December 31, 2016	$0.25	$0.03
Quarter ended September 30, 2016	$0.08	$0.02
Quarter ended June 30, 2016	$0.18	$0.04
Quarter ended March 30, 2016	$0.19	$0.07

Fiscal year ended December 31, 2015
Quarter ended December 31, 2015	$0.30	$0.25
Quarter ended September 30, 2015	$0.40	$0.27
Quarter ended June 30, 2015	$0.40	$0.17
Quarter ended March 31, 2015	$0.23	$0.04

The closing price of our common stock on July 1, 2019 was $0.03 as reported by the OTCQB Bulletin Board.

Holders of Record

As of June 20, 2018, we had 360,300,000 shares of our common stock issued and outstanding held by approximately 80 stockholders of record, exclusive of shares held in street name.  We had no shares of preferred stock issued and outstanding.

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

As of June 20, 2018, the Company had no shares of its preferred stock issued and outstanding.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities without registration since January 1, 2017 through December 31, 2016:

On November 28, 2016, the Company entered into a Material Definitive Agreement (Agreement).  Under the terms of this Agreement, the Company issued issue 284,580,000 shares of its common stock into escrow for the benefit of Armada Mining, Inc., an Arizona corporation, and/or its assigns (Armada) in exchange for rights and interests in mining properties in the historic Tombstone Mining District.  The Agreement allows for the Company to acquire rights and interests to approximately 3,800 acres of contiguous mineral leases, including some property acquired in fee simple, and ownership of 100% of Tombstone Development Company, which was formed in 1933, and is believed to be the oldest continually operating mining company in Arizona.  A copy of the Agreement was furnished as an exhibit to a Form 8-K filed on or about November 28, 2016.  This exchange resulted in Armada owning approximately 85% of the Company, post-transaction.

On November 30, 2016, Charles Stidham notified the Company that he was withdrawing his suspension of the conversion clause in his March 31, 2016 Promissory Note only for the conversion of $150 in outstanding principal and continuing the suspension of the conversion clause for all remaining outstanding principal.  This limited onetime conversion caused the issuance 0f 1,500,000 shares of common stock with a “fair value” of $217,350 resulting in a non-cash charge to operations of approximately $217,200, which is reflected as a component of interest expense in the accompanying financial statements.

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

The Company paid a 3% capital commitment fee to L2 Capital, by issuing to it a $90,000 8% Convertible Promissory Note (“Note”)  The Note requires us to repay $45,000, with interest, in six (6) months, and the balance upon the effective date of the referenced Form S-1, or an additional six (6) months, whichever is earlier.  Our default would trigger conversion rights in favor of L2 Capital, permitting it to demand issuance of shares at a 30% discount to market sufficient to satisfy any amounts due.

Also included in the MDA are share reserve requirements, under which our transfer agent has agreed to maintain a portion of our authorized but unissued shares sufficient to meet our obligations under the Equity Line and Note.

On October 22, 2017, Charles Stidham notified the Company that he was withdrawing his suspension of the conversion clause in his March 31, 2016 Promissory Note only for the conversion of $24,000 in outstanding principal and continuing the suspension of the conversion clause for all remaining outstanding principal.  This limited one-time conversion caused the issuance 0f 24,000,000 shares of common stock with a “fair value” of $840,000 resulting in a non-cash charge to operations of approximately $816,000, which is reflected as a component of interest expense in the accompanying financial statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2017, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

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

(2) General

The Company was originally incorporated as SW China Imports, Inc. on February 23, 2011 in the State of Nevada. The Company’s previous business plans and attempted operations have been disclosed in previously filed documents on Form 10-K and/or Form 10-Q.

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

This exchange resulted in Armada owning approximately 85% of the Company, post-transaction. Subject to financing and various regulatory approvals, the Company intends to commence development of these properties by processing previously mined materials for silver, as well as precious and base metals; by reopening and developing existing mines using modern equipment and techniques; and by completing an existing drill/test grid to establish the boundary of producible ore bodies, in anticipation of a Bankable Feasibility Study and further development.

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

NOTE: in both b) and c) - Armada will retain the remaining respective 55% in each specific group of claims/leases, subject to the generation of approximately $500,000 in net earnings from the respective claims AFTER the retirement of all affiliated debt.  After the debt is retired and the $500,000 is paid to Armada, the residual 55% will transfer to the Company for no additional consideration.

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

Subsequent to December 31, 2017, Management evaluated the carrying value of these assets as of that date and determined that given the absence of development capital there is limited value to these assets.  Accordingly, management has provided an impairment equal to the net recorded acquisition value of these assets as of December 31, 2017.

(3) Results of Operations

The Company has no recognized revenues for either Calendar 2017 or 2016.

In conjunction with the Company’s business plan, as discussed in Item I of this document, the Company has expended considerable effort and financial resources to the implementation of its business plan.  The Company has incurred operating expenses requiring cash payments of approximately $82,000 and $86,000, which was principally funded through a line-of-credit as disclosed in the accompanying financial statement footnotes.

Earnings (Loss) per share for the respective years ended December 31, 2017 and 2016 were $(0.02) and $(0.01) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(4) Plan of Business

Subject to financing and various regulatory approvals, the Company intends to commence development of various mining leases by processing previously mined materials for silver, as well as precious and base metals; by reopening and developing existing mines using modern equipment and techniques; and by completing an existing drill/test grid to establish the boundary of producible ore bodies, in anticipation of a Bankable Feasibility Study and further development.  There is no guarantee that the Company will be able to successfully implement this business plan or that if implemented, said plan will be successful.

(5) Liquidity and Capital Resources

At December 31, 2017 and 2016, respectively, the Company had working capital of approximately $(2,795,000) and $(953,000); inclusive of all related party accounts receivable, accrued expenses and line-of-credit notes payable.

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

Concurrent with the November 2016 proposed transaction with Armada, the Company engaged the services of an unrelated third-party to provide management services to the Company on a “for fee” month-to-month informal agreement.  Included in the services to be provided is a line-of-credit note payable up to the amount of $150,000 with interest at 6.0% per annum.  The note originally matured on December 31, 2017 or when the Company completes a successful capital infusion of at least $500,000 directly related to the commencement of mining operations in and around Tombstone, Arizona.  Both parties agreed that additional working capital would be required and, on December 30, 2017, executed a new Line of Credit Note to provide up to $250,000 to the Company at identical terms with a new maturity date of December 31, 2018.  As of December 31, 2017 and 2016, respectively, approximately $89,838 and $-0- had been advanced against this line-of-credit.

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

On April 12, 2017, the Board of Directors of the Company, as a result of a pending change in control and change in officers and directors, elected to dismiss its independent registered public accounting firm, L&L CPA’s PA (L&L) of Cornelius NC.  The reports of L&L on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2015 and 2014 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles except as to a going concern qualification.  During the fiscal years ended December 31, 2015 and 2014, and the subsequent interim period through April 12, 2017, there were no (i) “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S K) with L&L on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to L&L’s satisfaction, would have caused L&L to make reference to the subject matter thereof in its reports for such fiscal years and interim period, or (ii) “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S K.

On April 12, 2017, the Company’s Board of Directors elected to engage David S. Friedkin, CPA of River Vale, NJ (Friedkin) as its new independent certified public accounting firm to audit the Company’s financial statements for the fiscal year ended December 31, 2016.

During the fiscal years ended December 31, 2015 and 2014, and the subsequent interim period through April 12, 2017, neither the Company nor anyone on its behalf consulted with Friedkin regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that Friedkin concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S K) or a “reportable event” (as that term is described in Item 304(a)(1)(v) of Regulation S K).

On June 27, 2018, the Board of Directors of Mansfield-Martin Exploration Mining, Inc. (MMEM or Company) was notified indirectly through a consultant that the independent registered accounting firm of David S. Friedkin, CPA of River Vale, NJ (Friedkin) would no longer serve as the Company’s auditor.  The auditor’s report of Friedkin on the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2016 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as to a going concern qualification.  During the fiscal year ended December 31, 2016 and the subsequent interim period through June 27, 2018, there were no (i) “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S K) with Friedkin on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Friedkin’s satisfaction, would have caused Friedkin to make reference to the subject matter thereof in its reports for such fiscal years and interim period, or (ii) “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S K.

On August 14, 2018, the Board of Directors of Mansfield-Martin Exploration Mining, Inc. (MMEM or Company) approved the engagement of BF Borgers CPA PC CPA PC (Borgers) of Lakewood, Colorado as the Company’s new independent registered accounting firm to audit the Company’s financial statements for the fiscal year ended December 31, 2017.

During the fiscal years ended December 31, 2017 or 2016, and the subsequent interim period through August 14, 2018, neither the Company nor anyone on its behalf consulted with Borgers regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that Borgers concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S K) or a “reportable event” (as that term is described in Item 304(a)(1)(v) of Regulation S K).

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of the year ended December 31, 2017 has determined that we have a business plans with significant risk, no operations, revenues or employees.  Because we have only one executive operating officer, the Company's internal controls are deficient for the following reasons, (1) there are limited entity level controls due to our limited personnel, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2017.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company grows to a point to justify a larger staff and a more complex system of controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Effective on or about November 28, 2016, the directors and executive officers serving the Registrant are as follows:

Name	Age	Position Held and Tenure

John T. Bauska	67	President, Chief Executive Officer, Secretary/Treasurer, Chief Financial Officer and Director, since November 2016

Dan M. Leatzow	41	Director, since November 2016

Thomas P. McGovern	67	Director, since February 2017

Robert J. Lloyd	69	Director, since February 2017

Dr. Ted Topolski	73	Director, since August 2017

Our directors serve for a term beginning with election and ending with resignation, removal by the stockholders, or election of a successor by the stockholders.  Executive officers serve by appointment at the discretion of the board of directors.

John T. Bauska - Mr. Bauska has over 40 years of experience in road building and earthmoving, and over 30 years of experience in precious metals mining in Montana and Arizona.  He has been involved in mining projects in the Tombstone Mining District for nearly 20 years, including as Vice President of Mergers and Acquisitions at Tombstone Exploration & Mining Corp. (TMBXF).  Mr. Bauska is currently  an officer and director of Trelis Corporation, a private Montana corporation with mineral leases and seasonal mining operations in the Bannack Mining District in Montana; a manager of Henry & Munro, LLC, a private company that provides venture capital to small companies, predominantly in extractive industries, in Montana; a director of Ionic Water Technologies, Inc., a private technology company that has developed waste water treatment equipment for the mining industry; a director of Bio-2, Inc., a private company that has developed a biological water enhancement device; and the owner and manager of Morning View Arabians, LLC, a private company that breeds and deals in registered Arabian horses.   Mr. Bauska attended the University of Montana-Western from 1968 to 1970.

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

Thomas P. McGovern, PE, RLS, LEED, AP, ENV SP -- Mr. McGovern, 66, Tuscon, AZ, has more than 40 years of experience in the design and management of civil engineering and surveying projects for both public and private sector clients, with experience in the design and management of major roadways under local, state, and federal-aid criteria, as well as citizen participation programs under federal-aid/EIS requirements, as well as Tucson's and Pima County's roadway development processes. His background also includes flood control projects, hydraulic and fluvial studies, bank protection design, and FEMA Flood Insurance Studies.  Mr. McGovern graduated from the University of Arizona in 1973, with a B.S. (with distinction) in Civil Engineering.  He is currently a Vice-President and Regional Manager for Psomas, Inc., a survey/engineering firm in Tuscon, AZ, where he has worked for 28 years.  Among other civic posts, Mr. McGovern has served as President of the American Council of Engineering Companies of Arizona; a board member of the Southern Arizona Leadership Council; and a member of the Arizona Association for Economic Development.

Robert J. Lloyd, Esq., LLM -- Mr. Lloyd, 68, Tuscon, AZ,  was CEO and corporate legal counsel of Brazilian Resources, Inc., and chief legal counsel and secretary of Jaguar Mining Inc., an operating subsidiary of Brazilian organized as a Canadian corporation, from 2006 to 2014.  He currently serves as a director for Brazilian. Brazilian was a resources conglomerate, with interests in food production and processing as well as extractive industries.  Jaguar owns and operates gold mining concessions in Brazil.  During Mr. Lloyd’s tenure, Jaguar was listed on the Toronto Stock Exchange and, in 2009, became dual listed on the NYSE, with a peak market capitalization of over $1.5b.  Mr. Lloyd was primarily responsible for Brazilian’s and Jaguar’s capital offerings and regulatory compliance, including the coordination of cross-border reporting obligations necessary for dual listings on Canadian and U.S. exchanges.  Mr. Lloyd most recently served as the Executive Vice President of Education Fund of America, LLC, which provided real estate funding for charter school facilities; he left EFA in 2016.  Mr. Lloyd graduated from the University of New Hampshire Whittemore School of Business and Economics in 1970, with a B.A. degree; from the University of New Hampshire School of Law in 1973, with a J.D. degree (Order of the Coif); and from the Boston University School of Law in 1980, with an LLM in Taxation.  Mr. Lloyd served in the U.S. Army from 1971 to 1974, and in the U.S. Army Reserves from 1974 to 1977.  Among other civic posts, Mr. Lloyd is currently Vice Chairman of Northeast Catholic College in Warner, NH. (formerly Chairman) and member of the Board of Directors of the Sacred Heart Apostolate, Syracuse, NY.

Dr. Ted Topolski, PhD, 72 of Helena MT, was appointed as a director in August 2017.  Dr. Topolski has over 35 years of experience in developing environmentally sound mining techniques and in providing reclamation and remediation services to the mining industry.  His expertise is broadly based in metals mining and reclamation, but in the U.S.  he has emphasized work in environmentally sensitive areas subject to EPA regulation.  Dr. Topolski’s background also reflects work in the public sector, consulting for the governments of the U.S. and the U.S.S.R. during the 1980s, including the development of a remediation protocol for metals in the Chernobyl Exclusion Zone following the Chernobyl reactor explosion in 1986, and current advisory work for the Swiss-American Chamber of Commerce.   Dr. Topolski is a principal of The Tanne Group, a Swiss conglomerate with interests in extractive industries world-wide, and an officer of GoldCorp Switzerland, GmbH, the owner and developer of precious metal mining properties throughout the American West.

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

Executive Compensation

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John T. Bauska	2017	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$21,564	$21,564
Principal Executive
and Financial Officer

Wayne Duke	2016	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Former Principal
Executive Officer

Carla Wienert,	2015	$33,365	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$33,365
Former Principal
Executive Officer

Gracela Moreno,	2015	$15,000	-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$15,000
Former Principal
Executive Officer

The Company has no other executive compensation issues which would require the inclusion of other mandated table disclosures.

Director Compensation

Ms. Wienert was paid $2,500 in Calendar 2014 after joining the Company as a director in November 2014.  Mr. Bauska was paid an aggregate $21,564 for director’s fees and other unaccounted expenses during the year ended December 31, 2017.

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

(Remainder of this page left blank intentionally)

	Shares Beneficially Owned (1)
Name and address	Number of Shares	Percentage (3)

Armada Mining, Inc. (2) 1137 Highway 80 East PO Box 1218 Tombstone AZ 86638	$284,580,000	78.98%

John T. Bauska (2) 1137 Highway 80 East PO Box 1218 Tombstone AZ 86638	284,580,000	78.98%

Tom Collins 600 Park Meadow Drive Weatherford, TX 76087	24,000,000	6.66%

All Executive officers and Directors as a Group (1 person)	284,580,000	78.98%

(1)	On June 20, 2018, there were 360,300,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)
In determining the percent of voting stock owned by a person on December 31, 2017 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 360,300,000 shares of common stock outstanding on February 20, 2016, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

Changes in Control

On November 28, 2016, the Company entered into a Material Definitive Agreement (Agreement) with Armada

Mining, Inc. of Tombstone, Arizona, an Arizona corporation (Armada).  Under the terms of the Agreement, the Company issued  284,580,000 shares of its common stock to Armada in exchange for rights and interests in mining properties in the historic Tombstone Mining District of Arizona.

On June 27, 2017, the Registrant announced that the due diligence process, although not totally complete, was sufficient to close the November 28, 2016 transaction.  Accordingly, Armada owned approximately 85% of the Company’s  post-transaction issued and outstanding common stock.  Although, Armada represented to the Company that it anticipated exchanging a portion of these shares with their existing shareholders; using a portion to satisfy existing obligations to related parties and others; and using a portion to finance other Armada operations, Armada retains possession of all 284,580,000 shares as of the filing of this report.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Relationships and Transactions

On September 30, 2015, the Company executed a replacement Promissory Note with the principal stockholder of South Beach Live, Ltd. in the amount of $927,000, bearing interest at 12.0% and payable in monthly installments of approximately $13,300, including accrued interest with a final maturity and balloon payment due on October 31, 2016.  As of December 31, 2015, the outstanding balance on this note was approximately $950,008 as the lender continued to advance funds to support the Company’s working capital needs.  The Company was delinquent in making the required monthly installment payments.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the abovelisted criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

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

(Remainder of this page left blank intentionally)

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant(s), David S. Friedkin, CPA of River Vale, NJ and L&L CPA’s PA (formerly Bongiovanni & Associates, PA) of Cornelius, NC:

	Year ended	Year ended
	December 31,	December 31,
	2017	2016

1.Audit fees
David S. Friedkin, CPA	$22,000	$-
L & L CPA’s PA (formerly Bongiovanni & Associates, PA)	-	9,500
2. Audit-related fees	-	-
3. Tax fees	-	-
4.All other fees	-	-
Totals	$22,000	$9,500

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
101          Interactive data files pursuant to Rule 405 of Regulation S-T.  (+)

* Incorporated by our Registration Statement on Form S-1 filed May 3, 2011

Item 16 - Form 10-K Summary

None

(Financial statements begin on the following page)

 Mansfield-Martin Exploration Mining, Inc.

CONTENTS

Page
Report of Registered Independent Public Accounting Firm
BF Borgers CPA PC	F-2

Consolidated Financial Statements

Consolidated Balance Sheets
as of December 31, 2017 and 2016	F-3

Consolidated Statements of Operations and Comprehensive Loss
for the years ended December 31, 2017 and 2016	F-4

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the years ended December 31, 2017 and 2016	F-5

Consolidated Statements of Cash Flows
for the years ended December 31, 2017 and 2016	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Mansfield-Martin Exploration Mining, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mansfield-Martin Exploration Mining, Inc. as of December 31, 2017 and 2016, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative  cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company's auditor since 2018
Lakewood, CO
August 22, 2019

Mansfield-Martin Exploration Mining, Inc.
Consolidated Balance Sheets
December 31, 2017 and 2016

	December 31,	December 31,
	2017	2016
ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Other Assets
Prepaid capital commitment fee	-	-
Investment in Tombstone Development Corp., net of impairment of approximately $1,000	-	-
Investment in mining leases and claims, net of impairment of approximately $5,008,741	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable - Trade	$36,428	$12,236
Accrued expenses to former management	59,846	59,846
Accrued interest payable Note payable to	262,277	60,888
Mining leases/claims	1,460,000	-
Financial services firm	90,000	-
Stockholder	797,371	820,371
Management services company	89,838	-
Total Liabilities	2,795,760	953,341

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value 25,000,000 shares authorized.
None issued and outstanding.	-	-
Common stock - $0.001 par value. 500,000,000 shares authorized.
360,300,000 and 50,720,000 shares issued and outstanding, respectively,
84,500,000 shares issued in escrow at December 31, 2016	360,300	51,720
Additional paid-in capital	63,564,890	59,552,470
Accumulated deficit	(66,720,950)	(60,557,531)
Total Stockholders' Equity (Deficit)	(2,795,760)	(953,341)

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Mansfield-Martin Exploration Mining, Inc.
Consolidated Statements of Operations and Comprehensive Loss
Years ended December 31, 2017 and 2016

	Year ended	Year ended
	December 31,	December 31,
	2017	2016

Revenues	$-	$-
Cost of Sales	-	-
Gross Profit Operating expenses	-	-

Professional fees	189,762	98,793
General and administrative costs	7,053	-
Depreciation and amortization	-	-
Total operating expenses	196,815	98,793

Loss from operations	(196,815)	(98,793)

Other income (expense)
Impairment of mining leases and claims and investment in Tombstone Development Corp.	(5,009,741)	-
Interest expense on notes payable, inclusive of fair market” adjustments for
debt conversion into common stock of approximately $816,000 and $217,200, respectively	(956,863)	(301,975)

Loss before provision for income taxes	(6,163,419)	(400,768)
Provision for income taxes	-	-

Net loss	(6,163,419)	(400,768)

Other comprehensive income	-	-

Comprehensive loss	$(6,163,419)	$(400,768)

Loss per weighted-average share of common stock outstanding,
computed on net loss - basic and fully diluted	$(0.02)	$(0.01)
Weighted-average number of shares of common stock outstanding -
basic and fully diluted	340,902,740	50,347,049

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
Years ended December 31, 2017 and 2016

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balances at December 31, 2015	50,220,000	$50,220	$59,336,620	$(60,156,763)	$(769,923)

Partial conversion of note payable to common stock	1,500,000	1,500	125,850	-	217,150

Net loss for the year	-	-	-	(400,768)	(400,768)

Balances at December 31, 2016	51,720,000	51,720	59,552,470	(60,557,531)	(953,341)

Issuance of common stock from escrow for acquisition of mining properties	284,580,000	284,580	3,196,420	-	3,481,000

Issuance of common stock in partial payment of a note payable to stockholder	24,000,000	24,000	-	-	24,000

Excess fair value adjustment on stock issued for debt conversion	-	-	816,000	-	816,000

Net loss for the year	-	-	-	(6,163,419)	(6,163,419)

Balances at December 31, 2017	360,300,000	$360,300	$63,564,890	$(66,720,950)	$(2,795,760)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Years ended December 31, 2017 and 2016

	Year ended	Year ended
	December 31,	December 31,
	2017	2016
Cash Flows from Operating Activities
Net income (loss) for the period	$(6,163,419)	$(400,768)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	-
Impairment of mining leases and claims and Investment in Tombstone Development Corp.	5,009,741	-
Note payable issued for capital placement fees	90,000	-
Note payable to related party restructuring fees	-	21,140
Financing expense related to partial conversion of note payable to common stock	816,000	217,200
Increase (Decrease) in
Accounts payable	25,192	(8,711)
Accrued expenses	140,863	84,775
Net cash used in operating activities	(81,623)	(86,364)

Cash Flows from Investing Activities
Cash paid for registration of mining claims	(8,215)	-
Net cash used in investing activities	(8,215)	-

Cash Flows from Financing Activities
Cash received from notes payable to stockholders and management services company	89,838	86,364
Net cash provided by financing activities	89,838	86,364

Increase (Decrease) in Cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of Tombstone Development Company and various mining claims and leases with
the assumption of a certain note payable, issuance of a note payable and issuance of common stock	$5,001,526	$-
Payment of a capital commitment fee with a note payable	$90,000	$-
Partial conversion of note payable to common stock	$(24,000)	$(150)

The accompanying notes are an integral part of these consolidated financial statements.

Mansfield-Martin Exploration Mining, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2017 and 2016

Note A - Background and Description of Business

Mansfield-Martin Exploration Mining, Inc. (“Company” or “MMEM”) was incorporated under the Laws of the State of Nevada on February 23, 2011 as SW China Imports, Inc. The Company’s initial business plan was to import high-end handmade lace wigs, hairpieces, and other beauty supplies and accessories manufactured overseas into the United States.  In June 2014, the Company changed its name to Med-Cannabis Pharma, Inc. and implemented a new business plan to enter into the retail sale of medical and personal use marijuana, where allowable.  In October 2015, the Company changed its name to MCPI, Inc.  In March 2017, the Company, in anticipation of consummating a proposed asset acquisition transaction, changed its name to Mansfield-Martin Exploration Mining, Inc.

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

Mansfield-Martin Exploration Mining, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2017 and 2016

Note A - Background and Description of Business - continued

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

The accompanying consolidated financial statements, as of and for the periods ended December 31, 2017 and 2016, respectively and as appropriate, contain the accounts of Mansfield-Martin Exploration Mining, Inc.; its former wholly-owned subsidiaries, Medical Management Systems, Inc., Med-Pharma Management, Inc., High Desert MMJ, Inc.; and it’s former majority-owned joint venture, Emerald Mountain Organics.  All significant intercompany transactions have been eliminated.  The consolidated entities are collectively referred to as “Company”.

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
December 31, 2017 and 2016

Note C - Going Concern Uncertainty - continued

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

Mansfield-Martin Exploration Mining, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2017 and 2016

Note D - Summary of Significant Accounting Policies - continued

3.	Revenue recognition

Revenue is recognized by the Company at the point at which a transaction is delivered or services are provided to a consumer at a fixed price, collection is reasonably assured, the Company has no remaining performance obligations and no right of return by the purchaser exists.

4.	Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  The Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2013.

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2017 and 2016, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2017 and 2016, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

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
December 31, 2017 and 2016

Note E - Fair Value of Financial Instruments - continued

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

This exchange resulted in Armada owning approximately 85% of the Company, post-transaction. Subject to financing and various regulatory approvals, the Company intends to commence development of these properties by processing previously mined materials for silver, as well as precious and base metals; by reopening and developing existing mines using modern equipment and techniques; and by completing an existing drill/test grid to establish the boundary of producible ore bodies, in anticipation of a Bankable Feasibility Study and further development.

The completion of the acquisition of these currently non-performing claims/leases was initially subject to the completion of due diligence, acquisition of adequate financing and various regulatory approvals.  On June 27, 2017, the Company announced that the due diligence process, although not totally complete, was sufficient to close the November 28, 2016 transaction.  The transaction closed as follows:

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

NOTE: in both b) and c) - Armada will retain the remaining respective 55% in each specific group of claims/leases, subject to the generation of approximately $500,000 in net earnings from the respective claims AFTER the retirement of all affiliated debt.  After the debt is retired and the $500,000 is paid to Armada, the residual 55% will transfer to the Company for no additional consideration.

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

Mansfield-Martin Exploration Mining, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2017 and 2016

Note F - Mining Leases and Claims - continued

f)
The Company received an assignment of 47.5% of certain claims/leases, covering approximately 2,300 contiguous acres, controlled by an affiliate of Armada.  At the time the Armada affiliate receives approximately $800,000 in net proceeds from the development of the affiliated claims, the Armada affiliate will transfer the residual 52.5% to the Company for no additional consideration.  This piece of the transaction was  valued at the nominal value of approximately $2,300,000, which equals the nominal intrinsic value of $1,000 per acre.

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

Management has evaluated the carrying value of these assets as of December 31, 2017, and subsequent thereto, and has determined that given the absence of development capital there is limited value to these assets.  Accordingly, management has provided an impairment equal to the net recorded value of these assets as of December 31, 2017.

Note G - Notes Payable to Stockholders

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

On October 22, 2017, the lender notified the Company that the lender was exercising the common stock conversion clause for the repayment of $24,000 in debt and continuing the suspension of the0 conversion clause for the remaining balance of the debt.

Mansfield-Martin Exploration Mining, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2017 and 2016

Note G - Notes Payable to Stockholders - continued

The continuation of the suspension of the conversion clause remains in effect as of the date of these financial statements and the Company remains delinquent in making the scheduled monthly debt service payments and no action is expected to be taken by the lender.

Through December 31, 2017 and 2016, respectively, the outstanding principal balance on this indebtedness is approximately $797,371 and $820,371 , inclusive of the effect of the June 1, 2016 Settlement Agreement and all conversions and advances, These funds were used to support the Company’s working capital needs in prior periods.

Note H - Note Payable to Management Services Company

Concurrent with the November 2016 proposed transaction with Armada, the Company engaged the services of an unrelated third-party to provide management services to the Company on a “for fee” month-to-month informal agreement.  Included in the services to be provided is a line-of-credit note payable up to the amount of $150,000 with interest at 6.0% per annum.  The note matures on December 31, 2017 or when the Company completes a successful capital infusion of at least $500,000 directly related to the commencement of mining operations in and around Tombstone, Arizona.  As of December 31, 2017 and 2016, respectively, approximately $89,838 and $-0- had been advanced against this line-of-credit.

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

The Company paid a 3% capital commitment fee to L2 Capital, by issuing to it a $90,000 8% Convertible Promissory Note (“Note”)  The Note requires us to repay $45,000, with interest, in six (6) months, and the balance upon the effective date of the referenced Form S-1, or an additional six (6) months, whichever is earlier.  Our default would trigger conversion rights in favor of L2 Capital, permitting it to demand issuance of shares at a 30% discount to market sufficient to satisfy any amounts due.

Also included in the MDA are share reserve requirements, under which our transfer agent has agreed to maintain a portion of our authorized but unissued shares sufficient to meet our obligations under the Equity Line and Note.

As of December 31, 2017 and subsequent thereto, the Company is in default on this obligation and the recorded $90,000 has been charged to expense.  No demand for either conversion or redemption has been made by L2 Capital.

(Remainder of this page left blank intentionally)

Mansfield-Martin Exploration Mining, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2017 and 2016

Note J - Income Taxes

The components of income tax (benefit) expense for the each of the years ended December 31, 2017 and 2016, respectively, are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2017	2016
Federal:
Current	$-	$-
Deferred	-	-

State:
Current	-	-
Deferred	-	-
Total	$-	$-

As of December 31, 2017, after consideration of the change in control resulting from the Armada transaction, the Company will have an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $260,000.   The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the years ended December 31, 2017 and 2016, respectively, are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2017	2016

Statutory rate (34.0%) applied to income before income taxes	$(2,095,600)	$(136,000)
Increase (decrease) in income taxes resulting from:
State income taxes non-deductible charges	-	-
Impairment of mining leases and claims and investment in Tombstone Development Corp.	1,703,300	-
Effect of the partial conversion of the note payable to common stock at less than “fair value”	277,400	73,600
Other, including reserve for deferred tax asset and application of net operating loss carryforward(s)	114,900	62,400
Income tax expense	$-	$-

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of December 31, 2017 and 2016, respectively:

	December 31,	December 31,
	2017	2016
Deferred tax assets
Net operating loss carryforwards	$88,400	$447,400
Less valuation allowance	(88,400)	(447,400)
Net Deferred Tax Asset	$-	$-

During the years ended December 31, 2017 and 2016, respectively, the valuation allowance against the deferred tax asset increased (decreased) by approximately $(359,000) and $62,400, respectively.

Mansfield-Martin Exploration Mining, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2017 and 2016

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

On February 29, 2016, the Company filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission noting a pending 1 for 10 reverse split of the Company’s issued and outstanding common stock; as approved by the Company’s Board of Directors, and a concurrent amendment to the Company’s Articles of Incorporation setting the authorized capital of the Company from the authorized, as adjusted, 25,000,000 postsplit shares of common stock to 500,000,000 shares of $0.001 par value common stock and the authorized, as adjusted, 250,000 post-split shares of preferred stock to 25,000,000 shares of $0001 par value preferred stock. The time to implement the reverse split action has expired and no further action is anticipated by the Company’s Board of Directors.

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

On November 28, 2016, the Company entered into a Material Definitive Agreement (Agreement).  Under the terms of this Agreement, the Company issued into escrow 284,580,000 shares of its common stock to Armada Mining, Inc., an Arizona corporation, and/or its assigns (Armada) in exchange for rights and interests in mining properties in the historic Tombstone Mining District.  The Agreement allows for the Company to acquire rights and interests to approximately 3,800 acres of contiguous mineral leases, including some property acquired in fee simple, and ownership of 100% of Tombstone Development Company, which was formed in 1933, and is believed to be the oldest continually operating mining company in Arizona.  This exchange resulted in Armada owning approximately 85% of the Company, post-transaction. Subject to financing and various regulatory approvals, the Company intends to commence development of these properties by processing previously mined materials for silver, as well as precious and base metals; by reopening and developing existing mines using modern equipment and techniques; and by completing an existing drill/test grid to establish the boundary of producible ore bodies, in anticipation of a Bankable Feasibility Study and further development.  The completion of the acquisition of these currently nonperforming claims/leases was initially subject to the completion of due diligence, acquisition of adequate financing and various regulatory approvals.  On June 27, 2017, the Company completed the closing on the November 28, 2016 transaction.

On October 22, 2017, the stockholder controlling the outstanding promissory note for working capital notified the Company that he was withdrawing his suspension of the conversion clause in the promissory note for the conversion of only $24,000 in outstanding principal and continuing the suspension of the conversion clause for all remaining outstanding principal.  This limited one-time conversion caused the issuance 0f 24,000,000 shares of common stock with a “fair value” of $840,000 resulting in a non-cash charge to operations of approximately $816,000, which is reflected as a component of operating expenses in the accompanying financial statements.

Mansfield-Martin Exploration Mining, Inc.
Notes to Consolidated Financial Statements - Continued
December 31, 2017 and 2016

Note L - Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of preferred stock, $0.001 par value.  As of December 31, 2017 and 2016, respectively,  there are no shares of preferred stock issued and outstanding.

Note M - Subsequent Events

Management has evaluated all other activity of the Company through the issue date of the financial statements and concluded that no subsequent events, other than noted above related to the valuation of mining claims and properties and the classification of capital acquisition commitment fees, have occurred that would require recognition in the accompanying financial statements or disclosure in the Notes to Consolidated Financial Statements.

(Remainder of this page left blank intentionally)

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mansfield-Martin Exploration Mining, Inc.

Dated: August 22, 2019	/s/ John T. Bauska
John T. Bauska
Chief Executive Officer and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: August 22, 2019	/s/ John T. Bauska
John T. Bauska
President, Secretary/Treasurer and Director

Dated: August 22, 2019	/s/ Dan M. Leatzow
Dan M. Leatzow
Director

Dated: August 22, 2019	/s/ Thomas P. McGovern
Thomas P. McGovern
Director

Dated: August 22, 2019	/s/ Robert J. Lloyd
Robert J. Lloyd
Director

Dated: August 22, 2019	/s/ Dr. Ted Topolski
Dr. Ted Topolski
Director